Form 10-Q
period 2021-09-30
IsoPlexis Corp
filed 2021-11-12
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-40894
___________________________________
IsoPlexis Corporation
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	46-2179799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 NE Industrial Rd
Branford
CT	06405
(Address of Principal Executive Offices)	(Zip Code)
(203) 208-4111
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISO	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The registrant had outstanding 38,954,947 shares of common stock as of November 12, 2021.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Such forward-looking statements may include, without limitation, statements about future opportunities for us and our products and services, our future operations, financial or operating results, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions and other expectations and targets for future periods. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “potential,” “seek,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “plan,” and other words and terms of similar meaning.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, among others, the following:

•estimates of our addressable market, market growth, future revenue, expenses, capital requirements and our needs for additional financing;
•the implementation of our business model and strategic plans for our products and technologies;
•competitive companies and technologies and our industry;
•our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•our ability to develop and commercialize new products;
•our ability to establish and maintain intellectual property protection for our products or avoid or defend claims of infringement;
•the performance of third party suppliers;
•our ability to hire and retain key personnel and to manage our future growth effectively;
•our ability to obtain additional financing in future offerings;
•the volatility of the trading price of our common stock;
•our expectations regarding use of proceeds from our initial public offering (“IPO”);
•the potential effects of government regulation;
•the impact of COVID-19 on our business; and
•our expectations about market trends.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A “Risk Factors” of this Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Form 10-Q and the documents that we reference within it completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-

looking statements in this Form 10-Q by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$40,739	$106,641
Accounts receivable, net	3,493	2,922
Inventories, net	20,232	3,955
Prepaid expenses and other current assets	7,613	2,156
Total current assets	72,077	115,674
Property and equipment, net	4,558	3,227
Intangible assets, net	21,266	1,643
Other assets	1,971	3,061
Total assets	$99,872	$123,605
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$5,909	$2,137
Accrued expenses and other current liabilities	5,384	2,129
Deferred revenue	1,089	356
Deferred rent	76	—
Total current liabilities	12,458	4,622
Warrant liability	8,330	4,637
Long-term debt	31,767	22,137
Total liabilities:	52,555	31,396
Commitments and contingencies (Notes 10 and 12)
Redeemable convertible preferred stock:
Series A preferred stock, $0.001 par value per share, 253,862 shares authorized, issued and outstanding (liquidation value of $2,842 as of September 30, 2021)	1,596	1,596
Series A-2 preferred stock, $0.001 par value per share, 293,180 shares authorized; 293,180 and 290,002 issued and outstanding as of September 30, 2021 and December 31, 2020 (liquidation value of $5,956 as of September 30, 2021)	3,870	3,623
Series B preferred stock, $0.001 par value per share, 376,061 shares authorized, issued and outstanding (liquidation value of $9,865 as of September 30, 2021)	6,606	6,606
Series B-2 preferred stock, $0.001 par value per share, 237,183 shares authorized, issued and outstanding (liquidation value of $9,699 as of September 30, 2021)	6,991	6,991
Series C preferred stock, $0.001 par value per share, 564,287 shares authorized, issued and outstanding (liquidation value of $31,165 as of September 30, 2021)	24,839	24,839
Series C-2 preferred stock, $0.001 par value per share, 515,218 shares authorized, issued and outstanding (liquidation value of $28,605 as of September 30, 2021)	24,929	24,929
Series D preferred stock, $0.001 par value per share, 1,202,549 shares authorized; 1,105,045 and 975,039 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation value of $90,092 as of September 30, 2021)	84,876	74,876
Stockholders’ deficit:
Common stock, $0.001 par value, 400,000,000 shares authorized; 2,214,960 and 2,133,904 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	2,324	1,151
Accumulated deficit	(108,716)	(52,404)
Total stockholders’ deficit	(106,390)	(51,251)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$99,872	$123,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenue
Product revenue	$3,890	$3,025	$10,906	$6,115
Service revenue	303	254	810	868
Total revenue	4,193	3,279	11,716	6,983
Cost of product revenue	2,207	1,505	5,758	3,275
Cost of service revenue	13	13	41	89
Gross profit	1,973	1,761	5,917	3,619
Operating expenses:
Research and development expenses	4,700	2,474	13,869	7,468
General and administrative expenses	7,106	2,575	16,670	6,247
Sales and marketing expenses	10,066	2,962	27,097	7,774
Total operating expenses	21,872	8,011	57,636	21,489
Loss from operations	(19,899)	(6,250)	(51,719)	(17,870)
Other income and (expense):
Grant income	862	1,225	2,189	2,717
Change in fair value of warrants and loan commitment	(97)	(21)	(4,104)	(64)
Interest income	1	1	9	3
Interest expense	(1,066)	—	(2,687)	—
Net loss	$(20,199)	$(5,045)	$(56,312)	$(15,214)
Accrued dividends on preferred stock	(3,400)	(1,558)	(10,010)	(4,541)
Net loss attributable to common stockholders	(23,599)	(6,603)	(66,322)	(19,755)
Basic and diluted net loss per common share	$(10.66)	$(3.16)	$(30.59)	$(9.48)
Weighted-average common shares outstanding—basic and diluted	2,213,825	2,086,345	2,168,259	2,084,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (UNAUDITED)

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	$515,218	$24,929	975,039	$74,876	2,133,904	$2	$1,151	$(52,404)	$(51,251)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,912	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,559)	(15,559)
Balance at March 31, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	$515,218	$24,929	1,105,045	$84,876	2,144,816	$2	$1,251	$(67,963)	$(66,710)
Issuance of Preferred Stock upon exercise of warrants	—	—	3,178	247	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	68,016	—	4	—	4
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,554)	(20,554)
Balance at June 30, 2021	253,862	1,596	293,180	3,870	376,061	6,606	237,183	6,991	564,287	24,839	515,218	24,929	1,105,045	84,876	2,212,832	$2	$1,489	$(88,517)	$(87,026)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,128	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	833	—	833
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,199)	(20,199)
Balance at September 30, 2021	253,862	1,596	293,180	3,870	376,061	6,606	237,183	6,991	564,287	24,839	515,218	24,929	1,105,045	84,876	2,214,960	$2	$2,324	$(108,716)	$(106,390)

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	412,174	$19,929	—	$—	2,083,568	$2	$604	$(29,140)	$(28,534)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	103,044	5,000	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,854)	(5,854)
Balance at March 31, 2020	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	—	$—	2,083,568	$2	$653	$(34,994)	$(34,339)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,316)	(4,316)
Balance at June 30, 2020	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	—	$—	2,083,568	$2	$706	$(39,310)	$(38,602)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,104	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	365	—	365
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,045)	(5,045)
Balance at September 30, 2020	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	—	$—	2,087,672	$2	$1,071	$(44,355)	$(43,282)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(56,312)	$(15,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,517	560
Provision for warranty costs	190	55
Change in fair value of warrants and loan commitment	4,104	64
Amortization of debt discount	471	—
Stock-based compensation	1,162	467
Provision for excess and obsolete inventories	240	—
Changes in operating assets and liabilities:
Accounts receivable	(571)	(146)
Inventories	(16,517)	(462)
Prepaid expenses and other current assets	(594)	(536)
Other assets	45	41
Accounts payable	3,772	132
Accrued liabilities	3,065	751
Deferred revenue	733	(34)
Deferred rent	76	(17)
Net cash used in operating activities	(58,619)	(14,339)
Cash flows from investing activities
Purchases of property and equipment	(2,203)	(892)
Payments for patents acquired and capitalized	(20,268)	(808)
Net cash used in investing activities	(22,471)	(1,700)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock - Series A-2	40	—
Proceeds from issuance of Preferred Stock - Series C-2	—	5,000
Proceeds from issuance of Preferred Stock - Series D	10,000	—
Proceeds received from borrowings on credit agreement	10,000	—
Payment of deferred offering costs	(4,863)	—
Exercise of common stock options	11	—
Net cash provided by financing activities	15,188	5,000
Net change in cash	(65,902)	(11,039)
Cash beginning	106,641	27,371
Cash ending	$40,739	$16,332
Non-cash investing and financing activities
Transfer of Tranche B loan commitment to contra-debt upon additional borrowing under credit agreement	$841	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$2,566	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Nature of operations
IsoPlexis Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware in March 2013. The Company is a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. The Company’s award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in-vivo biology and develop more precise and personalized therapies. The Company’s products have been adopted by researchers around the world, including each of the top 15 global pharmaceutical companies by revenue and by more than half of the comprehensive cancer centers in the United States. On December 28, 2018, the Company created IsoPlexis UK Limited (“IsoPlexis UK”), which has remained dormant.
COVID - 19
The COVID-19 pandemic developed rapidly in 2020, with a significant number of cases. Measures taken by various governments to contain the virus have affected economic activity. The Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the Company’s employees (such as social distancing and working from home) and securing the supply of materials that are essential to the production process.
At this stage, the impact on the Company’s business and results has not been significant and based on the Company’s experience to date management expects this to remain the case. The Company will continue to follow the various government policies and advice.
Liquidity and ability to continue as a going concern
Since its inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2021 and 2020, the Company incurred a net loss of $56.3 million and $15.2 million, respectively, and used $58.6 million and $14.3 million in cash for operations, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $108.7 million. On October 12, 2021, the Company closed its initial public offering (the “IPO”), which generated net proceeds of $111.0 million (see Note 15). As of November 12, 2021, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2021, the Company expected that its cash would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. In addition, the Company’s Credit Agreement and Guaranty, dated as of December 30, 2020 (as amended, the “Credit Agreement”), between the Company and Perceptive Credit Holdings III, LP, as administrative agent and as a lender (in such capacities, the “Administrative Agent”), includes covenants with minimum revenue requirements for the trailing twelve months at various quarterly measurement dates through December 2025. On October 29, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) with the Administrative Agent to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter.
The Company may seek additional funding in order to reach its business objectives. The Company may seek these funds either through public debt or equity offerings or further private equity financings, debt financings, and strategic alliances. The Company may not be able to obtain funding on acceptable terms, or at all, and the terms of any funding may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain additional funding, it could adversely affect the Company’s business prospects.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts classification of liabilities that might be necessary if the company is unable to continue as a going concern.

Note 2 - Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IsoPlexis UK. All intercompany transactions have been eliminated.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these condensed consolidated financial statements, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and the notes thereto, which are included in the Company’s final prospectus related to the Company’s IPO, dated October 7, 2021 and filed on October 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The results for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies” in our consolidated financial statements as of and for the years ended December 31, 2020 and 2019.
Deferred offering costs
The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with the Company’s IPO as other current assets. After consummation of the IPO on October 12, 2021, these costs will be recorded in stockholders’ deficit as a reduction of additional paid-in-capital generated as a result of the IPO. As of September 30, 2021, there were deferred offering costs of approximately $4.9 million included in prepaid expenses and other current assets.
New accounting standards not yet effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of- use model that requires all lessees to recognize right-of-use assets and liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. The Company plans to adopt the standard on January 1, 2022, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2022. The Company has not yet determined the impact the adoption of this standard will have on the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. The Company has not yet determined the impact the adoption of this standard will have on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has certain debt instruments for which the interest rates are indexed to LIBOR, and as a result, is currently evaluating the effect that the implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
Note 3 - Fair Value Measurement
Certain of the Company’s assets and liabilities are recorded at fair value, as described below.
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$8,330	$8,330
Loan commitment	$—	$—	$1,195	$1,195

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$4,637	$4,637
Loan commitment	$—	$—	$2,240	$2,240
Under ASC Topic 480, Distinguishing Liabilities from Equity, the warrants (see Note 7) are freestanding financial instruments that qualify as liabilities required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement. The Series A-2 Preferred Stock Warrant was exercised on May 11, 2021, at an exercise price of $12.58606 per share for 3,178 shares of Series A-2 redeemable convertible preferred stock. The fair value of the warrant liability was estimated using a Black-Scholes option pricing model, with the following significant unobservable inputs (Level 3):

	September 30, 2021	December 31, 2020
	Series D	Series A-2	Series D
Stock price	$120.73	$76.92	$76.92
Exercise price	$76.92	$12.59	$76.92
Expected term (in years)	9.25	4.7	10
Volatility	55%	50%	50%
Dividend rate	—	—	—
Risk-free interest rate	1.45%	0.36%	0.93%
The Company’s volatility was estimated at each valuation date based on the price history for guideline companies looking back over the number of years equal to the expected term. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2021 and 2020.
The commitment for an additional tranche under the Credit Agreement (see Note 7) qualifies as a freestanding financial instrument required to be recorded at estimated fair value. The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.19% and 13.98% at September 30, 2021 and December 31, 2020 respectively.

The following table presents changes during the nine months ended September 30, 2021 and 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance at January 1, 2021	$2,240	$4,430	$207
Change in estimated fair value	(139)	1,807	—
Balance at March 31, 2021	2,101	6,237	207
Change in estimated fair value	—	2,061	—
Exercise of warrant	—	—	(207)
Exercise of Tranche B loan commitment	(841)	—	—
Balance at June 30, 2021	1,260	8,298	—
Change in estimated fair value	(65)	32	—
Balance at September 30, 2021	$1,195	$8,330	$—

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance as January 1, 2020	$—	$—	$122
Change in estimated fair value	—	—	21
Balance at March 31, 2020	—	—	143
Change in estimated fair value	—	—	22
Balance at June 30, 2020	—	—	165
Change in estimated fair value	—	—	21
Balance at September 30, 2020	$—	$—	$186
The above fair value measurements are sensitive to changes in underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement. The full amount of the Tranche B term loan was drawn and $0.8 million was reclassified from the loan commitment to debt discount on May 27, 2021. As of September 30, 2021, $15.0 million under Tranche C remained available through March 31, 2022.
Changes in fair value of the warrants and loan commitment is included in other expense in the statements of operations.
Note 4 - Revenue
The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in single cell research equipment. Service and other revenue primarily consists of revenue generated from measuring immune responses using the Company’s technology.
Revenue by source

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Instruments	$2,647	$2,471	$7,615	$5,019
Consumables	1,243	554	3,291	1,096
Extended service warranty	213	101	510	204
Other service revenue	90	153	300	664
Total revenue	$4,193	$3,279	$11,716	$6,983

Revenue by geographic area

	Three Months Ended September 30,		Nine Months Ended September 30,
Based on region of destination (in thousands)	2021	2020	2021	2020
Americas (1)	$2,933	$2,523	$8,554	$5,184
Europe (2)	900	94	1,639	508
Greater China (3)	314	619	826	905
Asia-Pacific (4)	46	43	697	386
Total revenue	$4,193	$3,279	$11,716	$6,983
__________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, Portugal, Spain, Germany, Sweden, Italy, Israel and Switzerland
(3)Region includes revenue from China and Taiwan
(4)Region includes revenue from Singapore, Japan, Australia, New Zealand and Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.1 million, of which substantially all is expected to be recognized as revenue during 2021.
Contract balances
Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of September 30, 2021 and December 31, 2020 was $1.1 million and $0.4 million, respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded during the nine months ended September 30, 2020 included $0.2 million of previously deferred revenue that was included in contract liabilities as of December 31, 2019. Revenue recorded during the nine months ended September 30, 2021 included $0.5 million of previously deferred revenue that was included in contract liabilities as of December 31, 2020.
Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$3,539	$2,972
Allowance for doubtful accounts	(46)	(50)
Total accounts receivable net of allowance	$3,493	$2,922
Inventories, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$18,870	$3,631
Work in process	3	28
Finished goods	1,659	356
Reserve for excess and obsolete inventory	(300)	(60)
Total Inventories, net	$20,232	$3,955

Property and equipment, net consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Furniture and equipment	$4,342	$2,848
Computers and technology	2,004	1,453
Leasehold improvements	856	698
Total	7,202	4,999
Accumulated depreciation	(2,644)	(1,772)
Property and equipment, net	$4,558	$3,227
Depreciation expense was $0.9 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$2,305	$867
Accrued operating expenses	2,769	1,081
Other, including warranties	310	181
Total accrued liabilities	$5,384	$2,129
Note 6 - Intangible assets
Intangible assets consist of the following:

		September 30, 2021
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	8 - 14	$21,450	$604	$20,846
Capitalized Licenses	2 - 5	670	250	420
Total intangible assets		$22,120	$854	$21,266

		December 31, 2020
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	8 - 14	$1,182	$52	$1,130
Capitalized Licenses	2 - 5	670	157	513
Total intangible assets		$1,852	$209	$1,643
Amortization expense was $0.6 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The amortization of capitalized intangible assets is recognized in cost of product and service revenue. The amortization of purchased intangible assets is recognized in general and administrative operating expenses.
On May 12, 2021, the Company entered into a Patent Purchase Agreement to purchase a collection of 86 patents related to DNA and RNA sequencing for an aggregate purchase price of $20.0 million. The Company closed the acquisition on May 15, 2021.

As of September 30, 2021, the estimated annual amortization of intangible assets for the remainder of 2021 and the next four years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2021	$415
2022	1,662
2023	1,662
2024	1,662
2025	1,578
Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement, of which the Company borrowed $25.0 million immediately upon closing. In connection with the Credit Agreement closing, the Company issued to the lender warrants to purchase 97,504 shares of Series D preferred stock. The warrants have a 10-year contractual life and an exercise price of $76.92 per warrant share. The fair value at issuance was initially estimated at $4.4 million and was recorded as a warrant liability. The lender and affiliates of the lender also purchased Series D preferred stock at the closing of the Credit Agreement. In addition, given that the Credit Agreement contained a second tranche of potential borrowings, the Company identified and initially recorded within other assets on the balance sheet a $2.2 million asset related to the future loan commitment. The Company determined that the loan commitment meets the definition within ASC 480 as a freestanding financial instrument to be recorded at fair value given that it is both (1) legally detachable per the explicit ability provided to the creditor allowing it to assign all or part of its interest under the Credit Agreement to any person or entity; and (2) separately exercisable given that it can be exercised or not exercised at the Company’s option without impacting the outstanding balance of the original $25.0 million borrowed upon execution of the Credit Agreement. The remaining proceeds were allocated to the value of the initial debt borrowed and the discount resulting on such debt will be amortized over the term of the Credit Agreement.
On May 27, 2021, the Company executed the First Amendment to the Credit Agreement to, among other things, split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan, available to be drawn upon the effectiveness of the First Amendment, and a $15.0 million Tranche C term loan, available to be drawn subject to achievement of a revenue milestone set forth in the Credit Agreement. The full amount of the Tranche B term loan was drawn and $0.8 million was reclassified from the loan commitment to debt discount on May 27, 2021. As of September 30, 2021, $15.0 million remained available through March 31, 2022.
The Credit Agreement bears interest at the one-month LIBOR, with a 1.75% floor, plus a 9.50% margin (11.25% at September 30, 2021). Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and minimum revenue amounts; the minimum revenue covenants as amended in October 2021 now range from $15.0 million for the twelve-month period ended June 30, 2021 to $106.0 million for the twelve-month period ended December 31, 2025 and are measured on a quarterly basis.
Note 8 - Equity
Common stock
On September 27, 2021, the Company implemented an 8-for-1 forward stock split (the “Stock Split”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), pursuant to an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s board of directors and stockholders. As a result of the Stock Split, all Common Stock share and per share data and related information shown in these financial statements and related notes have been adjusted on a retroactive basis for all periods presented. There was no change in the par value of the Company’s Common Stock.
As of September 30, 2021, the Company had authorized 400,000,000 shares of Common Stock, of which a total of 2,214,960 and 2,133,904 shares were outstanding, as of September 30, 2021 and December 31, 2020, respectively.

Preferred stock
All Series of preferred stock are collectively referred to as the “Preferred Stock”. As of September 30, 2021, the cumulative, accrued dividends totaled $24.2 million. As of September 30, 2021, shares of Preferred Stock were convertible into 26,758,688 shares of Common Stock.
Voting rights
Each holder of Preferred Stock is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held are convertible. The holders of Preferred Stock vote together with the holders of Common Stock as a single class.
Note 9 - Equity based compensation
The Company’s 2014 Stock Plan (the “Plan”) provides for the granting of stock options or restricted stock to key employees, officers, directors and consultants. The Board of Directors, at its sole discretion, shall determine the exercise price. Stock options expire 10 years from the date of grant. The stock options generally vest 25% upon the one-year anniversary of the service inception date and then ratably each month over the remaining 36 months. Upon termination of service, any unvested stock options are automatically returned to the Company. Vested stock options that are not exercised within the specified period, according to the terms and conditions of the option plan, following the termination as an employee, consultant, or service provider to the Company are surrendered back to the Company. Those stock options are added back to the plan pool and made available for future grants. The maximum number of shares of Common Stock reserved under the Plan is 7,683,360. Compensation cost is recorded on a straight-line basis over the requisite service period of the award based on the fair value of the options issued on the measurement date.
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2020	3,076,904	$0.72	7.2
Granted	2,165,018	4.77
Forfeited	(47,542)	2.38
Exercised	(81,056)	0.29
Outstanding as of September 30, 2021	5,113,324	$2.46	8.9	$64,138
Vested and expected to vest as of September 30, 2021	5,113,324	$2.46	8.9	$64,138
Exercisable at September 30, 2021	2,467,519	$0.69	7.3	$35,312
The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Research and development	$178	$17
General and administrative	716	427
Sales and marketing	268	23
Total stock-based compensation expense	$1,162	$467
The weighted-average grant date fair value of stock options awarded during the nine months ended September 30, 2021 and 2020 was approximately $6.37 per share and $0.60 per share, respectively. The aggregate grant date fair value of stock options vested during each of the nine month periods ended September 30, 2021 and 2020 was $0.1 million. As of September 30, 2021, there was a total of $12.3 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.9 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.94 - 1.4%	0.22%
Expected term (in years)	7	7
Expected volatility	55%	50%
Expected dividend yield	—	—
Exercise prices	$1.83 - $10.72	$1.03
Estimated fair value of common stock	$3.96 - $10.72	$1.03 - $1.69
The risk-free interest rate assumption was based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility was calculated based on comparable public companies. The expected term is based on the average of the vesting period and the legal term. The Company has not declared any dividends in its history and does not expect to issue dividends over the life of the stock options and therefore has estimated the dividend yield to be zero.
Note 10 - Commitments
Operating leases
The Company has multiple operating lease commitments for office space and equipment, which expire through 2026. As of September 30, 2021, the Company had the following future minimum lease payments under non-cancelable leases for the remainder of 2021 and the future years thereafter:

(in thousands)	Years Ending December 31
2021	$371
2022	1,249
2023	1,103
2024	1,037
2025	887
Thereafter	379
Total	$5,026
The rent expense for the nine months ended September 30, 2021 and 2020 was approximately $0.8 million and $0.6 million, respectively.
Purchase Commitments
On May 12, 2021 the Company entered into a Supply Agreement with QIAGEN GmbH, pursuant to which they have agreed to supply certain reagents to the Company, and the Company has agreed to certain annual minimum purchases, starting at $2.5 million per year initially, and increasing over time to a maximum of $10.0 million per year in 2027.

Note 11 - Product warranties
The Company warrants certain products generally for periods of one year following the delivery date. Accrued warranty costs are included in accrued expenses and other current liabilities.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Accrued warranty cost, beginning	$135	$85
Cost of warranty services	(75)	(71)
Estimated provision for warranty cost	190	55
Accrued warranty cost, end	$250	$69
Note 12 - Legal proceedings
The Company may be a party to a litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is not currently a party to any material legal proceedings, and the Company’s management believes that there are currently no claims or actions pending against the Company, the ultimate disposition of which could have a material adverse effect on the Company’s results of operations or financial condition.
Note 13 - Net loss per share attributable to common stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	September 30, 2021	September 30, 2020
Options outstanding to purchase common stock	5,113,324	3,134,505
Convertible preferred stock (as converted to common stock)	26,758,688	17,892,904
Note 14 - Related party transactions
The Company has a License Agreement with Yale University, which is a holder of Series A and Series B-2 preferred stock. The Company has a License Agreement with Caltech, which is a holder of Series B preferred stock. As noted in Note 7, the Company has a Credit Agreement with Perceptive, which is a holder of Series D preferred stock. There are no receivables or payables due from or to these entities as of September 30, 2021.
Note 15 - Subsequent events
The Company has evaluated for subsequent events through November 12, 2021, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose, except as follows:.

On October 12, 2021, the Company closed an IPO of its Common Stock through an underwritten sale of 8,333,000 shares of Common Stock at a price of $15.00 per share. The aggregate net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $111.0 million. The net proceeds from the IPO will be used for general corporate purposes.

Upon closing of the IPO on October 12, 2021, all 3,344,836 shares of Preferred Stock that were outstanding immediately prior to the closing of the IPO automatically converted into 26,758,688 shares of Common Stock. In addition, the Company issued 1,643,374 shares of Common Stock to the holders of the outstanding Preferred Stock in respect of accrued dividends thereon accrued to but not including October 12, 2021, based on the IPO price of $15.00 per share.

Upon closing of the IPO on October 12, 2021, the warrant held by Perceptive Credit Holdings III, LP to purchase Series D redeemable convertible preferred stock was converted into a warrant exercisable for a total of 811,374 shares of common stock.

On October 29, 2021, the Company entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes thereto and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for the Company’s IPO dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion and analysis reflects our historical results of operations and financial condition and, unless otherwise indicated below, does not give effect to the completion of our IPO. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Data as of and for the three and nine months ended September 30, 2021 and 2020 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics and single cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and more than half of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
We currently market and sell our technology with an in-house commercial team in the United States and Europe. We are also utilizing our distribution network to market and sell across multiple countries, including Australia, Canada, China, Italy, Israel, Japan, New Zealand, Portugal, Singapore, South Korea, Spain, and Switzerland. We intend to further expand our international presence by growing our distribution networks in Brazil, India, Mexico, Russia and beyond.
We manufacture our instruments and chip consumables in our manufacturing facilities in Branford, Connecticut and do not outsource any of our production manufacturing to third party contract manufacturers. Certain of our suppliers of components and materials are single source suppliers and we do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders. As part of our overall risk management strategy, we continue to evaluate and identify alternative suppliers for each of our components and materials.
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. As of September 30, 2021, our principal source of liquidity was cash, which totaled $40.7 million.
We completed our first sale of our systems in June 2018 and have experienced significant revenue growth in recent periods. Revenue increased to $4.2 million and $11.7 million for the three and nine months ended September 30, 2021, respectively, as compared to $3.3 million and $7.0 million for the three and nine months ended September 30, 2020, respectively. Nevertheless, we have incurred recurring losses since inception. For the three and nine months ended September 30, 2021, our net losses were $20.2 million and $56.3 million, respectively, as compared to $5.0 million and $15.2 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $108.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with ongoing development and business expansion activities, particularly as we continue to:
•expand our research and development activities;
•obtain, maintain and expand and protect our intellectual property portfolio;
•market and sell new and existing products and services; and
•attract, hire and maintain qualified personnel to support our expanding business efforts.
Furthermore, we will incur additional costs associated with operating as a public company, including significant legal, accounting, compliance, investor relations and other expenses that we did not incur as a private company.
As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate positive cash flows from operations, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and, to a lesser extent, grant income. We may be unable to raise additional funds when needed on favorable terms or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.
Recent Developments
Initial Public Offering
On October 12, 2021, we closed our IPO of our common stock through an underwritten sale of 8,333,000 shares of common stock at a price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market (“Nasdaq”) on October 8, 2021. The aggregate net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.0 million. Upon the closing of the IPO, all previously outstanding shares of our redeemable convertible preferred stock were automatically converted into shares of common stock and the accrued dividends payable to holders of the redeemable convertible preferred stock were satisfied by the issuance of shares of common stock, resulting in a total of 28,402,062 shares of common stock being issued to former holders of our redeemable convertible preferred stock.
Amendment to Credit Agreement
On October 29, 2021, we entered into an amendment (the “Second Amendment”) to the credit agreement and guaranty, dated as of December 30, 2020 (as amended, the “Credit Agreement”), between the Company and Perceptive Credit Holdings III, LP, as administrative agent and as a lender (the “Administrative Agent”), to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022.
Key Factors Affecting Our Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to pursue our growth strategy and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those factors set forth in the section titled “Risk Factors” included elsewhere in this Form 10-Q.
New Customer Adoption of Our Platform
Our financial performance has been, and in the foreseeable future will continue to be, driven by our ability to increase the adoption of our platform and the installed base of our instruments. We plan to drive new customer adoption through a direct sales and marketing organization in the United States and parts of Europe and third party distributors in Europe, North America, the Middle East and Asia-Pacific. As of September 30, 2021, we market and sell our technology with an in-house commercial team of approximately 190 team members and also utilize our distribution network to market and sell across multiple countries.
Recurring Revenues from Sales of our Chip Consumables
Our IsoCode and CodePlex chip consumables represent a source of recurring revenue from customers using our platform across a wide range of applications. Our instruments and consumables are designed to work together exclusively. As we expand our installed base of instruments, we expect consumable revenues to increase on an absolute basis and become an increasingly important contributor to our overall revenues.
Adoption of Our Platform Across Existing Customers’ Organizations
There is an opportunity to grow our installed base and expand the number of instruments within organizations that are already utilizing our platform to advance their research and therapeutic development by their purchasing of additional instruments to support multiple locations or to increase capacity.
Adoption of Our Platform for New Applications
We founded our company to help solve critical challenges to accelerating advanced medicines and since our inception, we have developed multiple applications spanning cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases. As we continue to deploy our platform, we intend to concurrently expand the breadth of applications for our technologies to encourage increased use of our platform across our addressable markets. We expect our investments in these efforts to increase as we develop and market new applications, including a diagnostic.
Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the three and nine months ended September 30, 2021 was $4.2 million and $11.7 million, respectively, and $3.3 million and $7.0 million for the three and nine months ended September 30, 2020, respectively. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience increasing losses as we continue to expand our business.
Cost of Product and Service Revenue
The Company’s cost of product revenue primarily consists of manufacturing related costs incurred in the production process, including personnel and related costs, costs of components and materials, labor and overhead, packaging and delivery costs and allocated costs for facilities and information technology. Cost of service revenue consists primarily of personnel and related costs of service and warranty costs to support our customers.
Research and Development Expenses
Research and development expenses include:
•costs to obtain licenses to intellectual property and related future payments should certain success, development and regulatory milestones be achieved;
•employee-related expenses, including salaries, benefits and stock-based compensation expense;
•costs of purchasing lab supplies and non-capital equipment used in our research and development activities;
•consulting and professional fees related to research and development activities; and
•facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.
We expense research and development costs as incurred. We do not track research and development expenses by product candidate. Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our current development programs progress and new programs are added.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of our current or future research and development efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for personnel in executive, finance, business development, facility and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, tax and consulting services.
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of compensation related expenses, including salaries, bonuses, benefits, non-cash stock-based compensation, for sales and marketing personnel, advertising and promotion expenses, consulting and subcontractor fees, sales commissions, recruiting fees, and various other selling expenses. We anticipate that our sales and marketing expenses will increase in the future as we pursue our growth mission, including the hiring of consultants to help us identify and expand into new markets, including additional worldwide markets.
Grant Income
We are engaged in various Small Business Innovation Research (“SBIR”) grants with the federal government to help fund the costs of certain research and development activities. We believe that we have complied with all contractual requirements of the SBIR grants through the date of the financial statements. We do not currently expect future grant income to be a material source of funding for the Company.
Research and Development State Tax Credits
Research and development (“R&D”) tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of exchanged credits, are recorded as a receivable and other income in the year the R&D tax credits relate to, as it is reasonably assured that the R&D tax credits will be received, based upon our history of filing for and receiving the tax credits. R&D tax credits receivable where cash is expected to be received by us more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets.
Fair Value Adjustment for Warrants and Loan Commitments
Warrants and loan commitments are freestanding financial instruments that qualify as liabilities and assets, respectively, required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement, with gains and losses arising from changes in fair value recognized in the statement of operations during each period.

Results of Operations
Comparisons of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the dollar change in those items:

	Three months ended September 30,		Period to period change
(in thousands)	2021	2020
Revenue
Product revenue	$3,890	$3,025	$865
Service revenue	303	254	49
Total revenue	4,193	3,279	914
Cost of product revenue	2,207	1,505	702
Cost of service revenue	13	13	—
Gross profit	1,973	1,761	212
Operating expenses:
Research and development expenses	4,700	2,474	2,226
General and administrative expenses	7,106	2,575	4,531
Sales and marketing expenses	10,066	2,962	7,104
Total operating expenses	21,872	8,011	13,861
Loss from operations	(19,899)	(6,250)	(13,649)
Other income and (expense):
Grant income	862	1,225	(363)
Change in fair value of warrants and loan commitment	(97)	(21)	(76)
Interest income	1	1	—
Interest expense	(1,066)	—	(1,066)
Net loss	$(20,199)	$(5,045)	$(15,154)
Revenue
Total revenue increased $0.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This consisted primarily of an increase of $0.1 million for instruments, $0.7 million for consumables and $0.1 million in service revenue.
The increase in instruments revenue for the three months ended September 30, 2021 was driven by an increase in unit sales generated from a larger commercial team, primarily hired in the second half of 2020, and new executive leadership with the addition of our Chief Commercial Officer in the second quarter of 2020. The increase in consumable revenue in 2021 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was 47% for the three months ended September 30, 2021 compared to 54% for the three months ended September 30, 2020. The gross profit percentage decrease was due to increased cost of raw materials in the current quarter and increases in inventory reserves with higher inventory balances.

Research and Development Expenses

	Three months ended September 30,		Period to period change
(in thousands)	2021	2020
Compensation related expenses	$2,541	$1,153	$1,388
Professional fees and sub-contractor	365	106	259
Prototyping	591	390	201
Recruiting	89	17	72
Lab materials	460	563	(103)
Supplies expense	155	185	(30)
Other	499	60	439
Total	$4,700	$2,474	$2,226
Research and development expenses increased by $2.2 million, or 90%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in compensation related expenses of $1.4 million from hiring approximately 11 new employees year over year, a $0.3 million increase in professional fees related to cost reduction project for existing products, an increase of $0.1 million in recruiting expenses related to the 11 new employees, an decrease of $0.1 million in lab materials, an increase of $0.2 million in prototyping for next generation product development and an increase of $0.4 million in other expenses primarily related to additional depreciation and amortization expenses.
General and Administrative Expenses
General and administrative expenses increased by $4.5 million, or 176%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in compensation related expenses of $2.3 million for additional personnel to support organizational growth, an increase of $0.8 million of professional fees related to processes enhancements, an increase of $0.3 million in recruiting expenses, an increase of $0.3 million in office related expenses and an increase of $0.8 million in various other expenses, including $0.5 million of patent amortization expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $7.1 million, or 240%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in compensation related expenses of $3.4 million for additional personnel to support increased activities, an increase in professional fees of $1.2 million related to international staff increases, an increase in recruiting expenses of $0.4 million, an increase in supplies expense $0.7 million, an increase in other expense of $0.9 million and an increase in various other office and selling expenses of $0.5 million. Overall, the increase was driven by the increase in headcount to support our growth mission and the hiring of consultants to help us identify and expand into new markets, including worldwide markets. The majority of the headcount increase for sales and marketing occurred in the fourth quarter of 2020.
Change in fair value of warrants and loan commitments
As a result of changes in fair value, we recognized $0.1 million change in fair value adjustment of warrants and loan commitments for the three months ended September 30, 2021.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, under which we borrowed $25 million on December 30, 2020 and $10 million on May 27, 2021, we had $35 million of borrowings outstanding as of September 30, 2021, and we recognized $1.0 million in interest expense for the three months ended September 30, 2021.

Comparisons of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the dollar change in those items:

	Nine months ended September 30,		Period to period change
(in thousands)	2021	2020
Revenue
Product revenue	$10,906	$6,115	$4,791
Service revenue	810	868	(58)
Total revenue	11,716	6,983	4,733
Cost of product revenue	5,758	3,275	2,483
Cost of service revenue	41	89	(48)
Gross profit	5,917	3,619	2,298
Operating expenses:
Research and development expenses	13,869	7,468	6,401
General and administrative expenses	16,670	6,247	10,423
Sales and marketing expenses	27,097	7,774	19,323
Total operating expenses	57,636	21,489	36,147
Loss from operations	(51,719)	(17,870)	(33,849)
Other income and (expense):
Grant income	2,189	2,717	(528)
Change in fair value of warrants and loan commitment	(4,104)	(64)	(4,040)
Interest income	9	3	6
Interest expense	(2,687)	—	(2,687)
Net loss	$(56,312)	$(15,214)	$(41,098)
Revenue
Total revenue increased $4.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This consisted primarily of an increase of $2.6 million for instruments and $2.2 million for consumables. These increases were partially offset by a $0.1 million decrease in service revenue.
The increase in instruments revenue for the nine months ended September 30, 2021 was driven by an increase in unit sales generated from a larger commercial team, primarily hired in the second half of 2020, and new executive leadership with the addition of our Chief Commercial Officer in the second quarter of 2020. The increase in consumable revenue in 2021 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was 51% for the nine months ended September 30, 2021 compared to 52% for the nine months ended September 30, 2020. The gross profit percentage decrease was due to increased cost of raw materials in the current year and increases in inventory reserves with higher inventory balances.

Research and Development Expenses

	Nine months ended September 30,		Period to period change
(in thousands)	2021	2020
Compensation related expenses	$6,538	$3,476	$3,062
Professional fees and sub-contractor	1,086	280	806
Prototyping	1,779	1,016	763
Recruiting	407	32	375
Lab materials	2,320	1,982	338
Supplies expense	666	339	327
Other	1,073	343	730
Total	$13,869	$7,468	$6,401
Research and development expenses increased by $6.4 million, or 86%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in compensation related expenses of $3.1 million from hiring approximately 51 new employees year over year, a $0.8 million increase in professional fees related to new product development and cost reduction projects, an increase of $0.4 million in recruiting expenses related to the 51 new employees, an increase of $0.3 million in supplies expense related to an increase in the number of demonstrations performed for potential customers, an increase of $0.3 million in lab materials, an increase of $0.8 million in prototyping for next generation product development and an increase of $0.7 million in other expenses primarily related to depreciation and amortization expense.
General and Administrative Expenses
General and administrative expenses increased by $10.4 million, or 167%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in compensation related expenses of $4.6 million for additional personnel to support organizational growth, an increase of $2.2 million of professional fees related organizational process improvements, an increase of $0.7 million in recruiting expenses, an increase of $0.2 million in office related expenses and an increase of $2.7 million in various other expenses, including $0.6 million of technology cost and $0.5 million of patent amortization expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $19.3 million, or 249%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in compensation related expenses of $9.4 million for additional personnel to support increased activities, an increase in professional fees of $2.9 million, an increase in recruiting expenses of $1.7 million, an increase in supplies expenses of $1.9 million and various other office and selling expenses of $3.4 million. Overall, the increase was driven by the increase in headcount to support our growth mission and the hiring of consultants to help us identify and expand into new markets, including worldwide markets. The majority of the headcount increase for sales and marketing occurred in the fourth quarter of 2020.
Change in fair value of warrants and loan commitments
As a result of changes in fair value, we recognized $4.1 million change in fair value adjustment of warrants and loan commitments for the nine months ended September 30, 2021.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, under which we borrowed $25 million on December 30, 2020 and $10 million on May 27, 2021, we had $35 million of borrowings outstanding as of September 30, 2021, and we recognized $2.7 million in interest expense for the nine months ended September 30, 2021.
Liquidity and Capital Resources
At September 30, 2021, we had $40.7 million in cash. Cash as of September 30, 2021 decreased by $65.9 million compared to December 31, 2020, primarily due to the factors described under the heading “—Cash Flows” below. Prior to our IPO, our primary source of liquidity, other than cash on hand, has been cash flows from issuances of preferred stock, debt financings and, to a lesser extent, grant income.

Cash Flows
Comparisons of the Nine Months Ended September 30, 2021 and 2020
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	(58,619)	(14,339)
Investing activities	(22,471)	(1,700)
Financing activities	15,188	5,000
Net change in cash	$(65,902)	$(11,039)
Operating Activities
Net cash used by operating activities in the nine months ended September 30, 2021 primarily consisted of net loss of $56.3 million, partially offset by net non-cash adjustments of $7.7 million, plus net changes in operating assets and liabilities of $10.0 million, including a $16.0 million inventory outflow. The primary non-cash adjustments to net income included share-based compensation of $1.2 million, depreciation and amortization expenses of $1.5 million, change in fair value of warrants and loan commitment of $4.1 million, amortization of debt discount of $0.5 million, provision for excess and obsolete inventories of $0.2 million and provision for warranty costs of $0.2 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accounts receivable, inventories and prepaid expenses and other current assets and partially offset by increases in accounts payable, accrued liabilities, deferred revenue, deferred rent and a decrease in other assets.

Net cash used by operating activities in the nine months ended September 30, 2020 primarily consisted of net loss of $15.2 million, partially offset by net non-cash adjustments of $1.1 million, plus net changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustment to net income was depreciation and amortization costs of $0.6 million. Cash flow impacts from changes in net operating assets and liabilities were primarily driven by increases in inventory, partially offset by increases in accrued liabilities, and decreases in accounts receivable and accounts payable and prepaid expenses and other current assets.
Investing Activities
Net cash used in investing activities totaled $22.5 million in the nine months ended September 30, 2021. We purchased $2.2 million of property and equipment. We paid $20.3 million related to patents acquired and patent costs that were capitalized.

Net cash used in investing activities totaled $1.7 million in the nine months ended September 30, 2020. We purchased $0.9 million of property and equipment. We paid $0.8 million related to patents acquired and patent costs that were capitalized.
Financing Activities
Net cash provided by financing activities was $15.2 million in the nine months ended September 30, 2021. We raised cash through the issuance of Series D redeemable convertible preferred stock, with net proceeds of $10.0 million. We also borrowed the Tranche B term loan under our Credit Agreement, with net proceeds of $10.0 million. We paid $4.9 million in costs related to the IPO.

Net cash provided by financing activities was $5.0 million in the nine months ended September 30, 2020. We raised cash through the issuance of Series C-2 redeemable convertible preferred stock, with net proceeds of $5.0 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development efforts and expand our business efforts. Furthermore, we will incur additional costs as a result of being a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our research and development efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:
•future research and development efforts;
•the need to service and refinance our indebtedness;
•our ability to enter into and terms and timing of any collaborations, licensing agreements or other arrangements;
•the costs of sales, marketing, distribution and manufacturing efforts;
•our headcount growth and associated costs as we expand our business;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•the costs of operating as a public company
Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, and, to a lesser extent, grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through additional strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings, debt financings or grants when needed, we may be required to delay, limit, or reduce our expansion efforts.
Contractual Obligations and Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, consisting of a $25.0 million Tranche A term loan and a $25.0 million Tranche B term loan. The Tranche A term loan of $25.0 million was drawn at the initial closing of the Credit Agreement on December 30, 2020. The Credit Agreement was amended on May 27, 2021 to split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan and a $15.0 million Tranche C term loan. The Tranche B term loan of $10.0 million was drawn on May 27, 2021. Our ability to draw the $15.0 million Tranche C term loan remains available through March 31, 2022 subject to several conditions, including achieving total revenue of at least $20.0 million for the twelve month period then most recently ended. Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.50% (11.25% at September 30, 2021). Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period, which revenue threshold began at approximately $15.02 million for the twelve months ending June 30, 2021 and increases over time. In June 2021, we obtained from the lender a waiver of the quarterly minimum total revenue covenant for the twelve months ending June 30, 2021 and a waiver of any event of default resulting from non-compliance with the quarterly minimum total revenue covenant for such test period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the total minimum revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022.
We have multiple operating lease commitments for office and manufacturing space and equipment, which expire through 2026. The future rental payments required to be made by us under such operating leases are approximately $371,000 for the remainder of 2021, $1,249,000 in 2022, $1,103,000 in 2023, $1,037,000 in 2024, $887,000 in 2025 and $379,000 thereafter.
In connection with our entry into a Patent Purchase Agreement on May 12, 2021 with QIAGEN Sciences, LLC and
QIAGEN GmbH (the “Sellers”), we entered into a Supply Agreement with one of the Sellers pursuant to which they have agreed to supply certain reagents to us, and we have agreed to certain annual minimum purchases, starting at $2.5 million per year initially, and increasing over time to a maximum of $10.0 million per year in 2027.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements.
During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the final prospectus for the Company’s IPO dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b)(4) under the Securities Act.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash of $40.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of September 30, 2021, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are exposed to changes in the U.S. dollar based short term rates, specifically LIBOR. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowing indexed to LIBOR, such as borrowing under our Credit Agreement, which bear interest at a per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.5%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure control and procedures were not effective as of September 30, 2021 due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
As disclosed in the “Risk Factors” section of the final prospectus, dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b) of the Securities Act, we previously identified a material weakness in our internal control over financial reporting. Specifically, the material weakness related to a lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities, which affected the operation of controls over the recording of journal entries and reconciliation of key accounts. This material weakness did not result in a material misstatement to our annual or interim financial statements. We are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions and designing and implementing improved processes and internal controls, including establishing reviews over journal entries, segregation of duties and account reconciliations.
Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in redeemable convertible preferred stock and statements of cash flows as of and for the periods presented. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information included in this Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in this Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, if they occur, or other events, developments or risks not presently known to us or that we currently believe to immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your original investment. Some statements in this Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”
Summary Risk Factors
Our business is subject to a number of risks, including those described at length below. The following is a summary of some of the principal risks we face:
•we have incurred significant net losses since inception, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
•it may be difficult for us to implement our strategies for executing our growth plan or to sustain or successfully manage our anticipated growth. Specifically, we may face difficulties related to scaling our operations, converting customers to our platform and incorporating new equipment and new technology systems and laboratory processes in response to our growth;
•we have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance;
•the life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer;
•the sizes of the markets and forecasts of market growth for our platform are based on a number of complex assumptions and estimates, and may be inaccurate;
•our business, financial condition, results of operations and prospects may be harmed if our customers discontinue or spend less on research, development and production and other scientific endeavors;
•if we do not successfully manage the development and launch of new products, our operating results could be adversely affected;
•we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals
•we depend on our information technology systems, and any failure of these systems could harm our business;
•due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets or technology offerings. We may expend our resources to access markets or develop technologies that do not yield meaningful revenue or we may fail to capitalize on markets or technologies that may be more profitable or with a greater potential for success;
•our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States;

•our manufacturing operations are dependent upon third party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business;
•if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, financial condition, results of operations and prospects may be adversely affected until we are able to secure a new facility;
•if we are unable to obtain and maintain sufficient intellectual property protection for our products and technologies, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired; and
•we have identified a material weakness in our internal control over financial reporting, and the failure to remediate this material weakness may adversely affect our business, investor confidence in our company, our financial results and the market value of our common stock.
Risks Related to Our Business and Industry
We have incurred significant net losses since inception, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses since our inception. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $56.3 million and $15.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $108.7 million. We expect that our operating expenses will continue to increase as we develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. To date, we have financed our operations primarily from private placements of our redeemable convertible preferred stock, the sale of common stock in our IPO, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. We have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting development activities, including development and commercialization of our IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software and research and development activities related to advancing and expanding our scientific and technological capabilities, and filing patent applications. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the market price of our common stock to decline.
It may be difficult for us to implement our strategies for executing our growth plan or to sustain or successfully manage our anticipated growth.
Our success will depend on our ability to grow market penetration in existing markets and our ability to identify new applications for our platform to capture a greater share of the research spend accelerating advanced medicines and additional markets in the future. Our ability to grow our market penetration in existing markets will depend on our ability to attract new customers by increasing awareness of the capabilities of our platform. Future revenue growth will also depend on our ability to:
•properly identify and anticipate the needs of our customers in existing and new markets, including expanding our capabilities to include new applications for infectious diseases, inflammatory conditions and neurological diseases;
•develop and introduce new products;
•avoid infringing upon the intellectual property rights of third-parties and maintain necessary intellectual property licenses from third-parties; and
•provide adequate training to potential users of our products.

If we are unable to drive new customer conversion to our platform, expand adoption of the IsoLight or IsoSpark and our related products in new industries and markets, or increase the usage and value of our workflows to our customers, then our business, financial condition, results of operations and prospects could be adversely affected.
Additionally, as we continue to scale our business and the number of customers accessing our platform grows and our volume of installed platforms increases, we may find that certain of our products, certain customers or certain markets may require a dedicated sales force or sales personnel with different experience than those we currently employ. We may need to increase our capacity for customer service and support, for billing and general process improvements, and expand our internal quality assurance programs. Identifying, recruiting and training additional qualified personnel would require significant time, expense and attention. We may also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, or that we will have adequate space, including in our manufacturing facilities, to accommodate such required expansion.
As we commercialize additional products, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel, possibly with supplemental or different qualifications as compared to our current personnel. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.
We completed our first sale of our instruments in June 2018 and have experienced significant revenue growth in recent periods. Revenue increased by 68% to $11.7 million for the nine months ended September 30, 2021 as compared to $7.0 million for the nine months ended September 30, 2020. In addition, we operate in highly competitive markets characterized by rapid technological advances and we expect that our business will have to evolve over time to remain competitive. We have experienced and expect to continue to experience pricing pressure for our products and services as a result of competitive factors and an evolving product mix as we expand the scope of our offering. Our limited operating history, evolving business and rapid growth may make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations and prospects could be adversely affected. We have encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in new and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks and difficulties successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations and prospects could be adversely affected.
The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.
We face significant competition in the life sciences technology market. We currently compete with many established technology companies in the flow cytometry, cellular analysis and single cell-omics businesses. This includes companies that design, manufacture and market systems, consumables and software for, among other applications, genomics, transcriptomics, proteomics, metabolomics, single cell analysis and immunology, and/or provide services related to the same. These companies include Becton, Dickinson and Company, Thermo Fisher Scientific Inc. and Bio-Rad Laboratories, Inc., each of which has products that compete to varying degrees with some but not all of our products.
Some of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
•greater name and brand recognition;
•greater financial and human resources;
•broader product lines;

•larger sales forces and more established distributor networks;
•substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale and lower cost manufacturing capabilities.
As a result, our competitors and potential competitors may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their platforms or instruments than we can or sell their platforms or instruments, or offer services competitive with our platform and services, at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations.
In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption and sales of our platform, which could prevent us from increasing our revenue or achieving profitability.
The sizes of the markets and forecasts of market growth for our platform are based on a number of complex assumptions and estimates, and may be inaccurate.
The market for our platform is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products. We use estimates and forecasts to calculate annual total addressable markets and market growth for our platform and for our technologies under development. These estimates and forecasts are based on a number of complex assumptions, internal and third party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from the development of new applications and products. While we believe our assumptions and the data underlying our estimates are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market and our forecasts of market growth and future revenue for our current or future products may prove to be incorrect. If the annual total addressable market or the potential market growth for our platform is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.
New product development involves a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
Products from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our instruments, chip consumables and software, and we may not be able to complete development and commercialize them on a timely basis, or at all. There can be no assurance that any of our applications and other products in development will produce commercial products and solutions and before we can commercialize any new products or workflows, we will need to expend significant funds in order to:
•conduct substantial research and development, which may include validation and proof of concept studies;
•further develop and scale our laboratory, engineering and manufacturing processes to accommodate different products and workflows; and
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data.
Our product and workflow development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including:
•failure of the product or workflow to perform as expected; and
•failure to reliably demonstrate the process advantages of our products or workflows.
In addition, if we are unable to generate additional data and insights from our research and development programs, then we may not be able to advance these programs as quickly, or at all, or without significant additional investment, all of which could have a material adverse effect on our product and workflow development efforts.

Even if we are successful in developing new products or workflows, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products or workflows. As a result, we may be unsuccessful in commercializing new products or workflows that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for our platform, which may vary significantly;
•the length of time of the sales cycle for purchases of our products;
•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our products, which may change from time to time;
•the mix of our products sold and the geographies in which they are sold period to period;
•the relative reliability and robustness of our IsoSpark and IsoLight instruments;
•the introduction of new products or product enhancements by us or others in our industry;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•changes in governmental regulations;
•future accounting pronouncements or changes in our accounting policies; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
The effect of one of the factors discussed above, or the cumulative effects of a combination of factors discussed above, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
Our business, financial condition, results of operations and prospects may be harmed if our customers discontinue or spend less on research, development and production and other scientific endeavors.
Our customers include biopharmaceutical companies and academic and research institutions. Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, continued availability of governmental and other funding, competition and the general availability of resources. If our customers’ research and development budgets are reduced, the impact could adversely affect our business, financial condition, results of operations and prospects.
If we are unable to maintain and expand sales and marketing capabilities, we may not be successful in increasing sales of our existing products or commercializing new products.
We may not be able to market, sell or distribute our current products, or future products that we may develop, effectively enough to support our planned growth.
Competition for employees capable of selling expensive instruments and related products within the pharmaceutical and biotechnology industries is intense. As of September 30, 2021, we employed a commercial team of approximately 190 team members, but we may not be able to retain existing personnel or attract new personnel or be able to maintain, and continue to build, an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing and maintaining a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to increase sales of our existing products, commercialize new products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.
In addition, we utilize thirteen distributor relationships to market and sell our products in Europe, North America, the Middle East and Asia-Pacific and we intend to leverage our distributor partnerships to expand into additional markets in the future. We exert limited control over these distributors under our agreements with them, and if their sales and marketing efforts for our products in any region are not successful, our business would be materially and adversely affected. Locating, qualifying and engaging distribution partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our products in certain countries outside the United States. We may not be successful in finding, attracting and retaining distribution partners, or we may not be able to enter into such arrangements on favorable terms. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate local laws or our internal policies, which could create civil or criminal liability for us. Furthermore, sales practices utilized by any such distribution parties that are locally acceptable may not comply with sales practices standards required under U.S. and other laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts by us or our distributors are not successful outside the United States, we may not achieve our sales goals for our products outside the United States, which would materially and adversely impact our business, financial condition, results of operations and prospects.
If we do not successfully manage the development and launch of new products, our operating results could be adversely affected.
Further development and commercialization of our current and future products are key elements of our growth strategy. For example, we completed our first sale of our IsoSpark instrument in the first quarter of 2021 and we intend to launch additional new products in the next six to twelve months. The expenses or losses associated with unsuccessful product development or launch activities, our inability to improve the functionality or reliability and robustness of our current products, or lack of market acceptance of our new products could adversely affect our business, financial condition, results of operations and prospects. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management.
If we fail to offer high-quality customer service, our business and reputation could suffer.
Ensuring high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. Additionally, we believe our customer service team has a positive influence on recurring chip consumables revenue. Providing an exceptional customer experience requires significant time and resources from our customer service team. Potential impacts of the COVID-19 pandemic on the health and safety of our customer service organization could reduce or eliminate the organization’s ability to provide an exceptional customer experience. Additionally, the organization’s ability to provide on-site, in-person customer service (including on-site installation of our instruments) has and may continue to be restricted or eliminated due to the impacts of the COVID-19 pandemic. Therefore, failure to scale our customer service organization adequately or impacts on our organization’s ability to provide an exceptional customer experience may adversely impact our business, financial condition, results of operations and prospects.
Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, how to determine which of our other products may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new products and enhance existing products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved products may require additional customer service efforts to ensure customers use such products correctly and efficiently. While we have developed significant resources for remote training, including an extensive library of online videos, we may need to rely more on these resources for future customer training or we may experience increased expenses to enhance our online and remote solutions, particularly due to the impacts of the COVID-19 pandemic. If our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.

The number of our customers has grown significantly and such growth, as well as any future growth, will put additional pressure on our customer service organization. We may be unable to hire qualified personnel quickly enough or to the extent necessary to accommodate increases in demand.
In addition, as we continue to grow our operations and reach a global customer base, we need to be able to provide efficient customer service that meets our customers’ needs globally at scale. In geographies where we sell through distributors, we rely on those distributors to provide customer service. If these third-party distributors do not provide a high-quality customer experience, our business operations and reputation may suffer.
Repair or replacement costs due to warranties we provide on our instruments could have a material adverse effect on our business, financial condition and results of operations.
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of September 30, 2021, we had accrued expenses of $0.3 million relating to product warranty accruals. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
Our Credit Agreement contains covenants, which restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, consisting of (i) a $25.0 million Tranche A term loan, (ii) a $10.0 million Tranche B term loan and (iii) a $15.0 million Tranche C term loan. The full amount of the Tranche A term loan was drawn on December 30, 2020 and the full amount of the Tranche B term loan was drawn on May 27, 2021. Our ability to draw the Tranche C term loan is subject to several conditions, including that the Administrative Agent shall have received evidence that we achieved total revenue of at least $20.0 million for the twelve-month period then most recently ended. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. Until we have repaid such indebtedness, the Credit Agreement subjects us to various customary covenants, including requirements as to minimum liquidity and minimum total revenue and restrictions on our ability to incur indebtedness or guarantees, to subject our assets to any liens, to make investments and loans, to make capital expenditures, to engage in mergers, acquisitions and asset sales, to engage in new lines of business, to declare dividends, make payments or redeem or repurchase equity interests, to enter into agreements limiting restricted subsidiary distributions, to prepay, redeem or purchase certain indebtedness and to engage in certain transactions with affiliates. In particular, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period, which revenue threshold began at approximately $15.02 million for the twelve months ending June 30, 2021 and increases over time. In June 2021, we obtained from the lenders a waiver of the quarterly minimum total revenue covenant for the twelve months ending June 30, 2021 and a waiver of any event of default resulting from non-compliance with the quarterly minimum total revenue covenant for such test period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022. There can be no assurance as to our future compliance with the covenants under the Credit Agreement or that our lenders will waive any failure to satisfy such covenants under the Credit Agreement in the future. Our business may be adversely affected by these restrictions on our ability to operate our business.
We may be required to repay the amounts outstanding under the Credit Agreement if an event of default occurs under the Credit Agreement. An event of default will occur if, among other things, we fail to make required payments under the Credit Agreement; we breach any of our covenants under the Credit Agreement, subject to specified cure periods with respect to certain breaches; the Administrative Agent determines that a material adverse change (as defined in the Credit Agreement) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on certain material indebtedness which would permit the acceleration of maturity of such indebtedness. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In the case where we may not have enough available cash or be able to raise additional funds to repay such indebtedness, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Administrative Agent could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks our indebtedness poses to our financial condition.
As of September 30, 2021, we had approximately $35.0 million in aggregate principal amount of outstanding indebtedness, in addition to $15.0 million of unfunded delayed draw term loans available, subject to certain conditions, under the Credit Agreement. Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including in the event we refinance or replace our existing Credit Agreement. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness and, if we refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness is added to our currently anticipated indebtedness levels, the related risks that we face could intensify. While the Credit Agreement also contains restrictions on making certain investments and loans, these restrictions are subject to a number of qualifications and exceptions, and the investments and loans incurred in compliance with these restrictions could be substantial.
Changes in the method for determining LIBOR or the elimination of LIBOR could affect our business, financial condition, results of operations and prospects.
Our Credit Agreement provides that interest may be indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. On March 5, 2021, ICE Benchmark Administration, which administers LIBOR publication, announced its intention to cease the publication of the one week and two month USD LIBOR rates after December 31, 2021 and the overnight, one-, three-, six- and 12-month USD LIBOR rates after June 30, 2023. We cannot predict the impact of any changes in the methods by which LIBOR is determined or any regulatory activity related to a potential phase out of LIBOR on our Credit Agreement and interest rates. While our Credit Agreement provides for the use of an alternative rate to LIBOR in the event LIBOR is phased out, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The establishment of alternative reference rates or implementation of any other potential changes may materially and adversely affect our business, results of operations or financial condition.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Sean Mackay, one of our co-founders and our Chief Executive Officer; John Strahley, our Chief Financial Officer; Jing Zhou, our Chief Scientific Officer; and Peter Siesel, our Chief Commercial Officer, is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
Our continued growth depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our platform at a technical level to effectively identify and sell to potential new customers. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel in our industry is intense. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. As a result, changes to United States immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel. The current United States rules, regulations, policies and mandates restricting immigration and reforming the work visa process may adversely affect our ability to retain and maintain qualified personnel.
We do not maintain fixed term employment contracts with any of our employees. As a result, our employees could leave our company with little or no prior notice and may be free to work for a competitor. Due to the complex and technical nature of our products and technology and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our business, results of operations, financial condition and prospects.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our quality management system, our sales management system, and product lifecycle management system. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific and general administrative activities.
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.
Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets or technology offerings. We may expend our resources to access markets or develop technologies that do not yield meaningful revenue or we may fail to capitalize on markets or technologies that may be more profitable or with a greater potential for success.
We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity or for which the path to realizing or achieving revenue is shorter. For example, our initial focus has been on developing applications for cancer immunology and cell and gene therapy but we are expanding our capabilities to include applications for infectious diseases, inflammatory conditions and neurological disorders. We seek to maintain a process of prioritization and resource allocation to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of new applications for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular applications may not lead to the development of any viable product and may divert resources away from better opportunities.
Our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
We currently sell our products in several international markets, including in Australia, Canada, China, Italy, Israel, Japan, New Zealand, Portugal, Singapore, South Korea, Spain, and Switzerland, and we intend to expand into additional international markets. We currently maintain relationships with distributors outside of the United States and may in the future enter into new distributor relationships. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•failure by us or our distributors to obtain approvals to conduct our business in various countries;
•differing intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third party intellectual property claims;
•difficulties in staffing and managing foreign operations;
•logistics and regulations associated with shipping systems and parts and components for instruments and chip consumables, as well as transportation delays;
•travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions, or similar laws in other countries.
Any of these factors could significantly harm our current operations and potential future international expansion and consequently, our business, financial condition, results of operations and prospects. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we operate or intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption of our products, and adversely affect our business, financial condition, and results of operations.
Our instruments, chip consumables and services utilize novel and complex technology and may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, including as we commercialize additional products. We provide warranties that our instruments will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
In manufacturing our products, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.
If our products contain defects, we may experience:
•loss of customer orders and delay in order fulfillment;
•damage to our brand reputation;
•increased warranty and customer service and support costs due to product repair or replacement;
•product recalls, withdrawals or replacements;
•inability to attract new customers;
•diversion of resources from our manufacturing and research and development departments to our service department; and
•legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.

If we were to be sued for product liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the cells analyzed or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities and reputational harm. In addition, regardless of the merit or eventual outcome, product liability claims may result in:
•costs of litigation;
•distraction of management’s attention from our primary business;
•the inability to commercialize existing or new products;
•decreased demand for our products;
•damage to our business reputation;
•product recalls or withdrawals from the market;
•termination of existing agreements by customers and suppliers; and
•loss of net sales.
We maintain product liability insurance that we believe is adequate, but this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. A product liability lawsuit, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could impact our business, financial condition, results of operations and prospects.
Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter and our policies have limits and significant deductibles. Some of the policies we currently maintain include general liability, property, umbrella and directors’ and officers’ insurance.
Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful product liability claim or series of claims in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the commercialization of any products we develop.
We also expect the laws, rules and regulations we are subject to as a public company to make it more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future to accept reduced coverage or incur substantially higher costs to maintain coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new instruments, consumables and software, or expand our operations.
If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks discussed in this Part II, Item 1A of this Form 10-Q, we may be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. There is no assurance we will be able to obtain future financing on commercially reasonable terms, or at all.

In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts to drive market adoption of our platform and address competitive developments;
•fund development and marketing efforts of our existing products or any future products;
•expand our technologies into additional markets;
•acquire, license or invest in technologies and other intellectual property rights;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve projected revenue growth;
•the cost of expanding our operations, including production capacity, lab space, and our offerings, including our sales and marketing efforts;
•our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with increasing sales of our existing instruments and products;
•our rate of progress in, and cost of research and development activities associated with, products in research and development;
•the effect of competing technological and market developments;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•costs related to domestic and international expansion; and
•the potential cost of and delays in product development as a result of any regulatory oversight that may be applicable to our products.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by borrowing debt, such debt would have rights, preferences and privileges senior to those of holders of our common stock. The terms of such debt could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us or commit to future payment streams. Market volatility resulting from the COVID-19 pandemic or other factors may further adversely impact our ability to raise capital as and when needed.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to differing tax rates in several jurisdictions in which we operate, which may adversely affect our business, financial condition, results of operations and prospects.
We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.

International tariffs applied to goods traded between the United States and China may adversely affect our business, financial condition, results of operations and prospects.
International tariffs, including tariffs applied to goods traded between the United States and China, may adversely affect our business, results of operations and financial condition. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, in March and April of 2018, the United States and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of adversely affecting overall economic condition, which could have a negative impact on us as imposition of tariffs could cause an increase in the cost of our products and the components for our products, which may adversely affect our business, financial condition, results of operations and prospects.
Unfavorable U.S. or global economic conditions as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, financial condition, results of operations and prospects.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. If the operations of our suppliers are impacted by the COVID-19 pandemic, we may not be able to source the necessary components and materials to build our products in sufficient quantities to meet demand. If the operations of our customers are impacted by the COVID-19 pandemic, including shutdowns of laboratories and delayed spending on instruments or chip consumables, we may not be able to sell our products or provide on-site, in-person customer service. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, financial condition, results of operations and prospects.
Risks Related to Manufacturing and Supply
If we are unable to manufacture our instruments in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
We have, to date, manufactured approximately 280 of our instruments. We currently manufacture our instruments and chip consumables at our facilities in Branford, Connecticut. To manufacture our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which could involve significant challenges and may require additional quality controls. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
If there is a disruption to our manufacturing operations, whether from COVID-19 or some other disruptions, we will have no other means of producing our products until we restore our facility or develop alternative manufacturing facilities. Additionally, any damage to or destruction of our facility or equipment may significantly impair our ability to manufacture our products on a timely basis.
If we are unable to produce our products in sufficient quantities to meet anticipated customer demand, our business, financial condition, results of operations and prospects would be harmed. The lack of experience we have in producing commercial quantities of our products may also result in quality issues, and could result in product defects or errors or recalls.
We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.
We work with materials, including chemicals, biological agents and compounds that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We are subject to periodic inspections by federal, state and local authorities to ensure compliance with applicable laws. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.
In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, research and development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
Our manufacturing operations are dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as supply shortages and price fluctuations, which could harm our business.
We are subject to the risks inherent in the manufacturing of our products, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, as well as global shortages, disruptions in supply chain and loss or impairment of key suppliers, as well as natural disasters and other external factors over which we have no control. Our products contain several critical components, including lasers, circuit boards, antibodies and reagents. Some of the suppliers of critical components or materials are single source suppliers. Although we believe there are suitable alternative suppliers for these components, the replacement of existing suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory at our facilities in Branford, Connecticut for certain critical components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.
In addition, several other non-critical components and materials that comprise our products are currently manufactured by a single supplier or a limited number of suppliers. In certain of these cases, we have not yet qualified alternate suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•trade disputes or other political conditions or economic conditions;
•delays in the manufacturing operations of our suppliers, or in the delivery of parts and components to support such manufacturing operations, due to the impact of public health issues, endemics or pandemics, such as COVID-19;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•a lack of long-term supply arrangements for key components with our suppliers;
•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our platform;
•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•delay in delivery due to our suppliers prioritizing other customer orders over ours;
•damage to our brand reputation caused by defective components produced by our suppliers;

•increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.
Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could result in increased costs and impair our ability to meet the demand of our customers, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.
We forecast sales to determine requirements for components and materials used in our instruments, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.
We keep limited materials, components and finished products on hand. To manage our operations with our third party suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our products require an order lead time of 3 months to 6 months. Our limited historical commercial experience and rapid growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increase beyond our estimates, our suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our products to our customers. By contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and business results.
Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.
We currently rely on third party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit and were not repairable. Although we have taken steps to improve our shipping procedures, there is no guarantee our products will not become damaged or lost in transit in the future. If a product is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in a substantial financial loss. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects.
If our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, financial condition, results of operations and prospects may be adversely affected until we are able to secure a new facility.
We do not have redundant facilities for the final assembly of our products. Our facilities and equipment would be costly to replace and could require substantial lead-time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages. Such disasters may render it difficult or impossible to manufacture our products and conduct our research and development activities for new products. The inability to perform those activities, combined with our limited materials, components and finished products, may result in the inability to continue manufacturing or supplying our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our facilities and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
If we fail to maintain our numerous contractual relationships, our business, results of operations and financial condition could be adversely affected.
We are party to numerous contracts in the normal course of our business, including our supply and distribution agreements. In the aggregate, these contractual relationships are necessary for us to operate our business. From time to time, we amend, terminate or negotiate our contracts. We may also periodically be subject to, or make claims of breach of contract, or threaten legal action relating to our contracts. These actions may result in litigation. At any one time, we have a number of negotiations under way for new or amended commercial agreements. We devote substantial time, effort and expense to the administration and negotiation of contracts involved in our business. However, these contracts may not continue in effect past their current term or we may not be able to negotiate satisfactory contracts in the future with current or new business partners, which may adversely affect our business, financial condition, results of operations and prospects.
Risks Related To Government Regulation
If our current or future products become subject to FDA or other related international regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome.
We make our platform, which includes our instruments, chip consumables and software, available to customers as research-use-only (“RUO”) products. While products which are marketed and sold for RUO are not generally subject to regulation by the Food and Drug Administration (the “FDA”), regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain. Additionally, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, results of operations and prospects could be adversely affected.
In the event that we decide in the future to develop medical device products or modify our existing products in a manner intended for clinical or diagnostic uses, or if our existing platform were ever to be deemed a medical device by the FDA, we would be required in the United States to either receive clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or approval of a premarket approval application from the FDA, unless an exemption applies, prior to marketing any such product. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous preclinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we would receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance would not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we were to receive FDA clearance or approval of new products or modifications to existing products, we would be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which could substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
Our employees, consultants, distributors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, consultants, distributors and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

If we fail to comply with certain healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition, and prospects could be adversely affected.
Even though we do not order healthcare services or bill directly to Medicare, Medicaid, or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse may be applicable to our business. We could be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, imprisonment, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our products and technologies, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain, protect and enforce our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our products, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes can be time-consuming and expensive.
Our success depends in large part on our and our licensors’ ability to obtain and maintain protection of the intellectual property we may own solely and jointly with, or license from, third parties, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and protect any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or requests for patent term adjustments. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we delay filing a patent application, and a competitor files a patent application on the same or similar invention before we do, our ability to secure patent rights may be limited and we may not be able to patent the invention at all. Even if we can patent the invention, we may be able to patent only a limited scope of the invention, and the limited scope may be inadequate to protect our products and technologies, or to block a competitor’s products and technologies that are similar or adjacent to ours. Our earliest patent filings have been published. A competitor may review our published patents and arrive at the same or similar technology advances for our products as we developed. If the competitor files a patent application on such an advance before we do, then we may no longer be able to protect that aspect of our products and technologies and we may require a license from the competitor, which may not be available on commercially viable terms. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced by such third parties in a manner consistent with the best interests of our business.
In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged, narrowed and invalidated by third parties. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
Further, while software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
The U.S. law relating to the patentability of certain inventions in the life sciences technology industry is uncertain and rapidly changing, which may adversely impact our existing patents or our ability to obtain patents in the future.
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products and other proprietary technologies or invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.
In addition, the America Invents Act implemented changes that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors or other third parties to challenge the validity of our patents. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (USPTO) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.
In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.
We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our products and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we and our licensors may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our or our licensors’ inventions in and into the United States or other jurisdictions. Competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and technologies and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and our licensors may not prevail in any lawsuits that we or any of our licensors initiate, or that are initiated against us or any of our licensors, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any of our issued patents covering our products could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO.
Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our or our licensors’ patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensors initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review and derivation proceedings in the U.S., and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our or our licensors’ patents in such a way that they no longer cover and protect our products. With respect to the validity of our or our licensors’ patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our or their respective patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.
We may not be aware of all third-party intellectual property rights potentially relating to our products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Certain elements of our products and technologies, including components of our software and processes for manufacturing, may involve proprietary know-how, information or technology that is not covered by patents. As such, we may consider trade secrets and know-how to be our primary intellectual property with respect to such aspects of our products and technologies. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties that may have or have had access to our trade secrets or proprietary technology and processes, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access (such as through cybersecurity breach) to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such parties, it could result in substantial costs and be a distraction to management. Depending on the parties involved in such a breach, the available remedies may not provide adequate compensation for the value of the proprietary information disclosed to a third party.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets, if at all, and the damages and other remedies available for improper disclosure of proprietary information can differ substantially from those in the United States. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and other third parties located in countries with a heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached and we may not have adequate remedies for such breach. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers or claims otherwise challenging the inventorship of our patents and other intellectual property.
We have employed and expect to employ individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and face increased competition to our business. Any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with advisors, contractors and consultants. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources.

Furthermore, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our products or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. An adverse determination in any such proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology, without payment to us, or could limit the duration of the patent protection covering our technology and products. Such challenges may also result in our inability to develop, manufacture or commercialize our products without infringing third-party patent rights. Also, our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors may not be the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have pre-existing or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may not be able to protect and enforce our trademarks and trade names or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademark or any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to our trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. We may also license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.
We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on our ability and the ability of future collaborators to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the life sciences technology sector, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights.
Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, it is difficult to conclusively assess our freedom to operate without infringing on third party rights and there may be a risk that third parties, including our competitors, may allege they have patent rights encompassing our products, technologies or methods and that we are employing their proprietary technology without authorization. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our products in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.
If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce their intellectual property, including patents, by filing an intellectual property-related lawsuit, including patent infringement lawsuit, against us. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. The patents and patent applications such third parties seek to enforce could be construed to cover our products and technologies. If any of these third parties were to assert these patents against us and we are unable to successfully defend against any such assertion, we may be required, including by court order, to cease the development and commercialization of the infringing products or technology and we may be required to redesign such products and technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology. However, such a license may not be available on commercially reasonable terms or at all, including because certain of these patents are held by or may be licensed to our competitors. Even if such license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a non-exclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Additionally, if our products are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our licensees and other parties with whom we have business relationships, and we may be required to indemnify those parties for any damages they suffer as a result of these claims. The claims may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation or prospects.
We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (EPO), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability will succeed.
Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our owned and in-licensed intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our intellectual property rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies.
Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceedings, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology or products similar to ours and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we are unable to obtain such a license, we may be required to cease commercialization of our products and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceedings are unpredictable.
Regardless of whether we are defending against or asserting any intellectual property-related proceeding, any such intellectual property-related proceeding that may be necessary in the future, regardless of outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation and continuation of any litigation, could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar adverse effect on our business, financial condition, results of operations and prospects.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensors to pay these fees due to the U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us, our licensors or our and our licensors’ patent maintenance vendors, can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties may be able to enter the market without infringing our patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We currently rely on licenses from third parties, and in the future may rely on additional licenses from other third parties, and if we lose any of these licenses, then we may be subjected to future litigation.
We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from certain third parties with respect to certain patent rights relating to multiplexed detection and high throughput single cell polyomics, certain patent rights relating to methods and compositions for quantifying metabolites and certain patent rights relating to the detection of target molecules. We may in the future rely on licenses from other third parties with respect to our technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of these licenses and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, to the extent any additional intellectual property developed by our licensors is not included under our existing license agreements are necessary or useful for our products, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive.
Our success may depend in part on the ability of our licensors and any future licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Under our current license agreements and under any licenses we may enter into in the future, we may not have the right to control the prosecution, maintenance or enforcement of patents and patent applications that are licensed to us. Our licensors or any future licensors may not successfully prosecute the patent applications we license or prosecute such patent applications in our best interest. Even if patents issue in respect of these patent applications, our licensors and any future licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products and technologies for sale, which could materially adversely affect our competitive business position and harm our business, financial condition, results of operations and prospects.
Certain of our current license agreements impose, and future agreements may impose, various diligence, commercialization, milestone payment, royalty, insurance and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with these obligations (including as a result of COVID-19 impacting our operations), we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of these license agreements may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or by giving our licensors the right to terminate their respective agreement with us, in which event we would not be able to develop or market products or technology covered by the licensed intellectual property. With respect to any license agreement under which we are a sublicensee, if our current or future sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, such licensor may have the right to terminate the upstream license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which may not be available on commercially reasonable terms or at all. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreements and other interpretation-related issues;
•our compliance with reporting, financial or other obligations under the license agreements;
•whether, and the extent to which, our products, technology and processes infringe on, misappropriate or otherwise violate the intellectual property of the licensors that is not subject to the licensing agreements;
•our right to sublicense the applicable intellectual or proprietary rights to third parties;
•our right to transfer or assign the license;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors; and
•the priority of invention of patented technology.
If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements, experience significant delays in the development and commercialization of our products and technologies, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we may seek to obtain additional licenses from our licensors, and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the applicable licensor, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our products.
Further, certain of our future agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place.
In addition, the agreements under which we currently and in the future license intellectual property or technology from third parties are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected products or services, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs to us and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses and royalties or be enjoined from selling our products, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.
Certain of our in-licensed patents are, and our future owned and in-licensed patents may be, subject to a reservation of rights by one or more third parties, including government march-in rights, that may limit our ability to exclude third parties from commercializing products similar or identical to ours.
Our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government may have certain rights, including march-in rights, to patent rights and technology funded by the U.S. government under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act (“Bayh-Dole Act”). The U.S. government may have these rights in certain technologies licensed to us from certain third parties, including, to the extent any invention included within the following licensed patents has been funded by the U.S. government, certain patent rights relating to multiplexed detection and high throughput single cell polyomics, methods and compositions for quantifying metabolites and the detection of target molecules. We utilize these technologies in various products, including our IsoCode and CodePlex chips consumables.
Under the Bayh-Dole Act, when new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may permit the U.S. government to, at any time, take title to such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. While we currently believe such rights do not pose a material risk to our business, we cannot be sure that any licensed intellectual property will be free from governmental rights pursuant to the Bayh-Dole Act. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, our current and future licensors may retain certain rights under their agreements with us, including the right to use the underlying technology for non-commercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and provide third parties access to our proprietary software.
Our products contain software licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may face claims from third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms, including claims that demand release of source code for the open source software, derivative works or our proprietary source code that was developed using, or that is distributed with, such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, devote additional research and development resources to re-engineer our platform, seek costly licenses from third parties or otherwise incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our platform.
Although we review our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
•we, or our licensors, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or our licensors, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•it is possible that our pending owned or licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business;
•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property; and
•our trade secrets or proprietary know-how may be unlawfully disclosed, thereby losing their trade secret or proprietary status.

Should any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Common Stock
There was no public market for shares of our common stock prior to our IPO, and an active trading market for our common stock may never develop or be sustained.
Prior to our IPO, there was no public market for shares of our common stock. Although we are now listed on Nasdaq, an active trading market for shares of our common stock may never develop or be sustained following our IPO. If an active trading market does not develop, you may have difficulty selling your shares of our common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling shares of our common stock, our ability to motivate our employees through equity incentive awards, and our ability to acquire other companies, products or technologies by using our common stock as consideration for such acquisitions.
Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery for the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or the General Corporation Law of the State of Delaware, or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; and
•any other action asserting a claim against us that is governed by the internal affairs doctrine.
As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or rules and regulations thereunder, or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction.
Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware, or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business or financial condition.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws and of state law may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. For example, such provisions or laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. These anti-takeover provisions and laws may also make it more difficult for stockholders to elect directors of their choosing. Even in the absence of a takeover attempt, the existence of these anti-takeover provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had net operating loss carryforward (NOLs) for federal purposes of approximately $12.7 million, which expire at various dates through 2033 and approximately $38.0 million which have no expiration. As of December 31, 2020, we also had state NOLs of approximately $44.2 million, which expire at various dates through 2042. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies.
These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We elected to take advantage of certain of the reduced disclosure obligations available to emerging growth companies in the final prospectus, dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b) of the Securities Act and expect to take advantage of other reduced reporting requirements in our future filings. As a result, the information we provide stockholders may be different than the information that is available with respect to other public companies that are not emerging growth companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of shares of common stock or shares of voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of shares of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of September 30, 2021, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively owned approximately 70% of our outstanding common stock (calculated on an as-converted to common stock basis with respect to the shares of redeemable convertible preferred stock that automatically converted into shares of common stock at the closing of our IPO). As a result, if they act together, may be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
We do not expect to pay any dividends for the foreseeable future and our indebtedness could limit our ability to pay dividends on our common stock.
We have never declared or paid any cash dividends on our equity securities. We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term and you should not rely on an investment in our common stock to provide dividend income. We currently intend to use our future earnings, if any, to pay debt obligations, to fund our growth and develop our business and for general corporate purposes. Therefore, you are not likely to receive any cash dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which they are initially offered. Any future declaration and payment of cash dividends or other distributions of capital will be at the discretion of our board of directors and the payment of any future cash dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that our board of directors deems relevant in making such a determination. The Credit Agreement contains, and any future credit facility that we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. We cannot assure you that we will establish a dividend policy or pay cash dividends in the future or continue to pay any cash dividend if we do commence paying cash dividends pursuant to a dividend policy or otherwise.
General Risks
We may acquire businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, could divert our management’s attention, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by customers or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or customers of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we were to issue additional equity in connection with such acquisitions, this may dilute our stockholders. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire companies or fund a joint venture project using our stock as consideration.
We have identified a material weakness in our internal control over financial reporting, and the failure to remediate this material weakness may adversely affect our business, investor confidence in our company, our financial results and the market value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with preparation of our financial statements for the fiscal years ended December 31, 2019 and 2020 and the nine months ended September 30, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness we identified related to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities, which affected the operation of controls over the recording of journal entries and the reconciliation of key accounts. This material weakness did not result in a material misstatement to the financial statements. We are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls.
While we believe the remedial efforts we are taking and will take will improve our internal controls and address the underlying causes of the material weakness, we cannot be certain that these steps will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we will work to remediate the material weakness as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of our remediation actions, nor can we provide an estimate of the time it will take to complete our remediation actions. Neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required.
If we fail to effectively remediate the material weakness in our internal controls over financial reporting described above, we may be unable to accurately or timely report our financial condition or results of operations. Such failure may adversely affect our business, investor confidence in our company, our financial condition and the market value of our common stock.
Upon becoming a public company, we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until at least our second annual report required to be filed with the SEC, and we will not be required to have our independent registered public accounting firm formally assess our internal controls for as long as we remain an “emerging growth company” as defined in the JOBS Act.

When formally evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Any such action could have a significant and adverse effect on our business and reputation, which could negatively affect our results of operations or cash flows. In addition, we may be required to incur additional costs in improving our internal control system and the hiring of additional personnel.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations and prospects.
As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including SOX, and the related rules and regulations implemented by the SEC and Nasdaq, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect the laws, rules and regulations we are subject to as a public company to make it more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

The market price of our common stock may be volatile, which could result in substantial losses for investors who have purchased shares of our common stock.
Our quarterly results of operations are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares of common stock to wide price fluctuations regardless of our operating performance, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks discussed in this Part II, Item 1A of this Form 10-Q, include:
•our operating and financial performance and prospects;
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in earnings estimates or recommendations by securities analysts who cover our common stock;
•fluctuations in our quarterly financial results or, in the event we provide it from time to time, earnings guidance, or the quarterly financial results or earnings guidance of companies perceived by investors to be similar to us;
•changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;
•departure of key personnel;
•reputational issues;
•changes in general economic and market conditions, including related to the COVID-19 pandemic;
•changes in industry conditions or perceptions or changes in the market outlook for the life sciences technology industry; and
•changes in applicable laws, rules or regulations or regulatory actions affecting us or our clients and other dynamics.
These and other factors may cause the market price for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from the business, which could significantly harm our business, results of operation, financial condition or reputation.
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have control over these analysts and we may be slow to attract research coverage following the completion of our IPO. If one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause the price of our common stock to decline.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals or state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which will become effective in most material respects beginning on January 1, 2023. The CPRA further expands the CCPA with additional data privacy compliance requirements and obligations and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its data privacy and security laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data, data breach notification obligations to appropriate data protection authorities or individuals, limitations on retention and secondary use of information and additional obligations when entities contract with third-party processors to process personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2021, we granted options to purchase an aggregate of 484,218 shares of our common stock under our 2014 Stock Plan to our directors, officers, employees, consultants and other service providers at exercise prices per share ranging from $1.83 to $10.72.
On October 12, 2021, we closed our IPO and issued an aggregate of 1,643,374 shares of our common stock as settlement of the accrued dividends to but not including October 12, 2021 due to the holders of our redeemable convertible preferred stock outstanding immediately prior to the closing of the IPO. Holders of our redeemable convertible preferred stock were entitled to receive a cumulative preferred dividend at a fixed rate of 8.0% of the issuance price of such preferred stock annually. No dividends will accrue on or after October 12, 2021.
The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or under Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act in that the transactions did not involve any public offering within the meaning of Section 4(a)(2) or, in certain cases, were acquired by accredited investors.
Use of Proceeds
On October 12, 2021, we closed our IPO through an underwritten sale of 8,333,000 shares of our common stock at a price of $15.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-258046), which was declared effective by the SEC on October 7, 2021. Morgan Stanley & Co. LLC, Cowen and Company, LLC, Evercore Group, L.L.C. and SVB Leerink LLC acted as lead book-running managers for the IPO.
The aggregate offering price for shares sold in our IPO was approximately $125.0 million. We raised approximately $111.0 million in net proceeds from the offering after deducting underwriting discounts and commissions of $8.7 million and other offering expenses payable by us of $5.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus, dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated October 7, 2021, by and among IsoPlexis Corporation and Morgan Stanley & Co. LLC, Cowen and Company, LLC, Evercore Group, L.L.C. and SVB Leerink LLC, as representatives of the several underwriters specified therein.	8-K	001-40894	1.1	October 13, 2021

3.1	Eighth Amended and Restated Certificate of Incorporation of IsoPlexis Corporation	8-K	001-40894	3.1	October 13, 2021

3.2	Amended and Restated Bylaws of IsoPlexis Corporation	8-K	001-40894	3.2	October 13, 2021

4.1	Form of Common Stock Certificate of IsoPlexis Corporation	S-1/A	333-258046	4.1	August 20, 2021

4.2§	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 2020, by and among IsoPlexis Corporation and the other parties thereto	S-1/A	333-258046	4.2	August 20, 2021

4.3	Warrant Certificate, dated as of December 30, 2020, by and between IsoPlexis Corporation and Perceptive Credit Holdings III, LP	S-1	333-258046	4.3	July 20, 2021

10.1	Credit Agreement and Guaranty, dated as of December 30, 2020, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P., as administrative agent, and the other parties thereto	S-1	333-258046	10.1	July 20, 2021

10.2	First Amendment to Credit Agreement and Guaranty, dated as of May 27, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	S-1	333-258046	10.2	July 20, 2021

10.3§	Amended and Restated License Agreement, dated as of November 28, 2015, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.3	July 20, 2021

10.4§	Amendment to the License Agreement, dated as of December 19, 2016, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.4	July 20, 2021

10.5§	Second Amendment to the License Agreement, dated as of January 8, 2018, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.5	July 20, 2021

10.6§	License Agreement, dated as of March 8, 2017, by and between IsoPlexis Corporation and the California Institute of Technology	S-1	333-258046	10.6	July 20, 2021

10.7§	Patent Purchase Agreement, dated as of May 12, 2021, by and among QIAGEN Sciences, LLC, QIAGEN GmbH and IsoPlexis Corporation	S-1	333-258046	10.7	July 20, 2021

10.8†	Offer Letter, dated November 18, 2019, by and between IsoPlexis Corporation and John Strahley	S-1	333-258046	10.8	July 20, 2021

10.9†	Offer Letter, dated May 5, 2020, by and between IsoPlexis Corporation and Peter Siesel	S-1	333-258046	10.9	July 20, 2021

10.10§	Third Amendment to the License Agreement, executed on July 22, 2021 and effective as of April 10, 2021, by and between IsoPlexis Corporation and Yale University	S-1/A	333-258046	10.10	August 20, 2021

10.11†	Letter Agreement, dated April 12, 2021, by and between IsoPlexis Corporation and Siddhartha Kadia	S-1/A	333-258046	10.11	August 20, 2021

10.12†	Letter Agreement, dated July 22, 2021, by and between IsoPlexis Corporation and Michael Egholm	S-1/A	333-258046	10.12	August 20, 2021

10.13†	Letter Agreement, dated July 22, 2021, by and between IsoPlexis Corporation and Jason Myers	S-1/A	333-258046	10.13	August 20, 2021

10.14†	IsoPlexis Corporation 2014 Stock Plan*	S-1/A	333-258046	10.14	August 20, 2021

10.15†	Form of Notice of Grant under the IsoPlexis Corporation 2014 Stock Plan*	S-1/A	333-258046	10.15	August 20, 2021

10.16†	IsoPlexis Corporation Non-Employee Director Compensation Program	S-1/A	333-258046	10.18	August 20, 2021

10.17	Form of Indemnification Agreement	S-1/A	333-258046	10.19	September 23, 2021

10.18†	IsoPlexis Corporation 2021 Omnibus Incentive Compensation Plan*	S-8	333-260161	99.2	October 8, 2021

10.19†	IsoPlexis Corporation 2021 Employee Stock Purchase Plan	S-8	333-260161	99.3	October 8, 2021

10.20†	Offer Letter, dated September 27, 2021, by and between IsoPlexis Corporation and Richard W. Rew II	8-K	001-40894	99.1	October 13, 2021

10.21†*	Notice of Restricted Stock Award Agreement under the 2021 Omnibus Incentive Compensation Plan

10.22†*	Notice of Stock Option Award Agreement under the 2021 Omnibus Incentive Compensation Plan

10.23	Second Amendment to Credit Agreement and Guaranty, dated as of October 29, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	8-K	001-40894	10.1	November 1, 2021

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (contained in Exhibit 101)
________________
*    Filed herewith.
† Indicates management contract or compensatory plan.
§    Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
‡ The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IsoPlexis Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IsoPlexis Corporation

Date: November 12, 2021	By:	/s/ Sean Mackay
	Name:	Sean Mackay
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ John Strahley
	Name:	John Strahley
	Title:	Chief Financial Officer
(Principal Financial Officer)