Form 10-K
period 2021-12-31
IsoPlexis Corp
filed 2022-03-30
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number 001-40894
_________________________

IsoPlexis Corporation
_________________________
(Exact name of Registrant as Specified in its Charter)

Delaware	46-2179799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
35 NE Industrial Road, Branford, CT 06405
(Address of principal executive offices and zip code)

(203) 208-4111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISO	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☐

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on October 8, 2021.
The registrant had outstanding 39,037,919 shares of Common Stock, par value $.001 per share, as of March 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for its annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021 . Except as expressly incorporated by reference, the 2022 Proxy Statement shall not be deemed to be part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Such forward-looking statements may include, without limitation, statements about future opportunities for us and our products and services, our future operations, financial or operating results, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions and other expectations and targets for future periods. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “potential,” “seek,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “plan,” and other words and terms of similar meaning.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, among others, the following:

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

•our expectations regarding use of proceeds from our initial public offering;

•the potential effects of government regulation;

•the impact of COVID-19 on our business; and

•our expectations about market trends.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A “Risk Factors” of this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Form 10-K and the documents that we reference within it completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, we use the terms “IsoPlexis,” the “Company,” “we,” “us” and “our” in this prospectus to refer to IsoPlexis Corporation and our consolidated subsidiaries.

Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (www.isoplexis.com), press releases, public conference calls, public webcasts and our social media accounts (including https://www.linkedin.com/company/isoplexis-inc-/). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Form 10-K and shall not be deemed to be incorporated by reference into any other filing under the Securities Act (as defined below) or the Exchange Act (as defined below), except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

Part I
Item 1. Business
Overview
IsoPlexis is the Superhuman Cell company. Our systems identify a comprehensive range of multifunctional single cells, i.e. the superhero cells in the human body. These cells assist researchers in understanding and predicting disease progression, treatment resistance and therapeutic efficacy to advance all of human health. We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics, or the study of proteins and their functions, and single cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June of 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and two-thirds of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
We believe that traditional bulk methods of proteomics analysis, which analyze proteins in bulk samples made up of many different types of cells, lack quality single cell resolution. Single cell biology has become highly valuable to the life sciences industry because individual core cell types underlying a specific disease (for example, tumor cells, immune cells, and cells of the central nervous system) look and act very differently. Single cell biology provides deep insights into variations among each individual cell’s behavior, such as underlying disease activity and therapeutic response. Traditional bulk proteomic analyses fail to provide these insights as they focus on average cell activity in the aggregate. For example, in cell therapy, where heterogeneous populations of immune cells are engineered to combat tumors, traditional bulk proteomic methods are not designed to identify the unique immune cell subsets that contribute most significantly to effective treatment responses. At the same time, while the genome of single cells has been explored in depth, genomics has limitations on accurately predicting treatment resistance, which often results from tumor protein signaling adaptations rather than genetic aberrations. In oncology, while genomics has been used to reveal mutations that reside along druggable pathways, therapeutics targeting these pathways have only marginally improved patient outcomes, with almost universal and rapid development of drug resistance. We believe that our platform can capture a more complete view of the functional biological drivers of disease and therapeutic response.
We designed our platform to reveal functional protein biology and cellular signaling networks at single cell resolution to accelerate the development of advanced medicines. The drivers of efficacy and toxicity are heavily impacted by cytokines, or extracellular functional proteins, through which certain individual cells send and receive signals. Additionally, disease progression and treatment resistance are heavily impacted by the intracellular signaling proteins, in particular phosphoproteins, which dictate the functional state of any cell. We believe that directly capturing the full range of intracellular and extracellular functional proteins is critical to analyzing the efficacy of therapies, identifying biomarkers suitable for druggable targets, and modifying therapeutics that are not generating the intended result. In contrast to traditional bulk methods of proteomics, which can only produce estimates of aggregated levels of functional proteins, our technology fills a critical knowledge gap by directly detecting the full range of intracellular and extracellular functional proteins within a sample.

Figure 1. The figure below represents the evolution of single cell biology from the study of the genomic blueprint of a cell—its DNA and RNA—through the functional representation of each cell’s activity—its extracellular and intracellular proteins. This evolution towards the proteome is enabling greater application to translational medicine.

DNA & RNA
SURFACE MARKERS
EXTRACELLULAR AND INTRACELLULAR PROTEINS
Genomic Blueprint
Functional Protein
Basic Research
Translational Medicine

Our platform is an end-to-end solution comprised of our proprietary IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software. Our IsoLight and IsoSpark instruments are designed to be fully-automated benchtop proteomic hubs. Our IsoCode chips utilize our core technology leveraging our proteomic barcoding to capture single cell protein information. Our recently introduced CodePlex chips leverage our core technology to assay multiplexed bulk proteins from very low volumes. Our IsoSpeak software interprets this data and is capable of rapidly returning comprehensive data figures in a format that would be suitable for inclusion in a research publication submission and is also capable of producing advanced visualizations to reveal key insights. We believe that our platform overcomes many of the limitations of traditional bulk proteomic workflows, which can be capital intensive, time consuming and laborious, require multiple instruments and many manual steps, and may only be capable of analyzing small numbers of functional proteins at a time. Our platform supports multiple applications, including in cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases.
Figure 2. Our platform is comprised of instruments, chip consumables, and software.

IsoCode and CodePlex Chip Technology Overview

Chip Solutions	Function	Applications
Extracellular Protein Detection	Enables the discovery of better biomarkers, including rare cells that have the potential to drive therapeutic persistence, potency, and durability	Translational medicine •Cancer immunology •Inflammation •Cell therapies •Infectious disease •Targeted therapies
Intracellular Protein Detection	Measures cellular protein-to-protein interactions and adaptive resistance pathways to identify resistance earlier and enable earlier selection of potential treatments	Discovery •Combinatorial therapies •Kinase inhibitors •Targeted therapies •Cell therapies
Our current product offering supports a variety of applications that are broadly used for translational, preclinical and clinical development of advanced medicines, representing an initial $12 billion addressable market opportunity based on management estimates. This cumulative market spend accounts for an installed base of approximately 55,000 instruments, in line with mature protein and cell biology technologies such as flow cytometry and multiplexed proteomics. Our relevant end users span the range of biopharmaceutical companies and academic and research institutions worldwide, which in the aggregate cover approximately 5,500 advanced medicines programs in both preclinical and clinical stages. In addition to our currently targeted addressable market opportunity in advanced medicines, we have recently expanded our capabilities with intracellular protein detection IsoCode chip products, which are designed to improve discovery biology as a bridge to the earlier development of advanced medicines. We believe this represents an incremental $12 billion addressable market opportunity. Expanding our chip solution portfolio is a key factor in enabling us to expand our capabilities into applications for infectious diseases, inflammatory conditions, and neurological diseases.
As of December 31, 2021, we have placed 209 systems globally, including at each of the top 15 global biopharmaceutical companies by revenue and two-thirds of the comprehensive cancer centers in the United States. As of December 31, 2021, we employed a commercial team of approximately 190 team members. We market and sell our platform, which is currently marketed to customers as research use only, through a direct sales channel in North America and specific regions in Europe. Additionally, we utilize thirteen distributor relationships to market and sell our products in Europe, North America, the Middle East and Asia-Pacific.
Our revenue to date has been driven primarily by sales of our instruments and chip consumables. Revenue for the years ended December 31, 2021 and 2020, was $17.3 million and $10.4 million, respectively. For the year ended December 31, 2021, our sales to end-markets of biopharmaceutical companies and academic and research institutions represented approximately 65% and 35% of our total sales, respectively. We generated net losses of $81.6 million and $23.3 million for the years ended December 31, 2021 and 2020, respectively.
The IsoPlexis Advantage
We designed our platform to reveal functional protein biology and cellular signaling networks at single cell resolution to accelerate the development of advanced medicines and improve patient outcomes by revealing treatment response and disease progression. As of December 31, 2021, use of our platform has generated approximately 55 predictive data sets and our technology has been referenced in approximately 100 publications. We believe that our platform offers several advantages over existing proteomic and cellular analysis technologies, including:
Direct single cell analysis of functional proteins: We designed our platform to directly measure the functional proteins from each cell in a highly multiplexed manner. For example, our platform is capable of directly measuring the proteomic activity of each immune cell—such as T cells, macrophages, or NK cells—providing highly correlative clinical and preclinical immune biomarkers. In contrast, while technologies such as RNA sequencing provide information useful for estimating cellular protein function, the correlation between such information and functional proteins is relatively low, making it difficult to translate the information from these technologies into insights for therapeutic applications. Similarly, flow cytometry cannot detect the highly multiplexed extracellular functional proteins from each cell that may directly correlate to in vivo response.
Multiple proteomic applications on a single system: We designed our technology to provide highly multiplexed information from bulk and single cell extracellular proteome and the intracellular proteome, all on the same system. Our approach, which leverages a single system, is designed to increase efficiency and accessibility across many areas of advanced cellular analysis for a wide range of applications.
Rapid data analysis and insights: Gathering insights from current single cell technologies can take months due to the limitations of current solutions in collecting and analyzing data. Our IsoSpeak software provides advanced automated data analysis with a push button user interface that can be run with limited technological expertise, and is capable of generating insights and comprehensive data figures within hours, that are in a format that would be suitable for inclusion in a research publication submission. By streamlining and accelerating the data collection process, we believe our platform could potentially help our customers shorten drug development timelines.
Ultra-low sample volume requirements: Many traditional bulk proteomic workflows require relatively large sample volume, which can be a challenge for customers since samples are often very limited. We designed our platform to maximize the utility of the limited sample volume that our customers obtain from their clinical trials. Our IsoCode and CodePlex chip consumables require sample volumes as small as 11 µL, allowing for multiplexed analysis of samples that are difficult to obtain such as cerebrospinal fluid and tracheal samples.
Simplified workflow and minimal footprint: Many traditional bulk proteomic workflows and single cell workflows are laborious and time consuming, requiring many manual steps across multiple instruments. After a sample is loaded onto one of our chips, which is then inserted into our IsoLight or IsoSpark instrument, our platform automates all protein detection steps in a walk away fashion, saving time and laboratory resources. Our automated ELISA, or a standard immunoassay, workflow reduces the need for specialized technicians to run experiments or interpret results and reduces overhead. Without our platform, similar workflows would require multiple instruments that would occupy a substantially larger combined footprint compared to the benchtop placement of our instruments, which have a total footprint of 28.5 inches (in the case of the IsoLight) or 18 inches (in the case of the IsoSpark). We believe ease of use of our fully-automated benchtop instruments, combined with their minimal footprint, drives customers to adopt our platform at a lower system and labor cost.
Our Platform
Our platform is an end-to-end solution comprised of our proprietary IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software, spanning multiple applications. Once a sample is loaded onto our proprietary “proteomic barcoded” IsoCode or CodePlex chips, highly sensitive software-enabled optics quantify the proteins associated with each single cell through individualized antibody-based proteomic reactions.
Our platform leverages a series of chambers that capture single cells, where each separate chamber enables multiplexed protein detection reactions simultaneously, or in a parallelized fashion. The highly multiplexed number of functional proteins per cell quantified by our platform’s proteomic barcoding has led to correlative insights in cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases.
Our Instruments
Our IsoLight and IsoSpark instruments, both Red Dot Design Award winners, run our IsoCode and CodePlex chips, enabling high-throughput analysis of functional proteins from single cells and low sample volume bulk with a fully-automated workflow. The IsoLight has a footprint of 28.5 inches while the IsoSpark is a compact 18 inches. Both instruments are comprised of four modules:
•an optical system to quantify protein concentrations;
•a fluidic system to enable the automated ELISA workflow that allows the user to insert samples and retrieve answers with limited hands on time;
•a mechanical system to enable analysis of eight samples in the IsoLight, or four samples in the IsoSpark, simultaneously; and
•a thermal system to provide for the incubation of single cells to capture their proteomic reactions.
Our Chip Consumables
IsoCode chips: Our highly multiplexed chip solutions for single cell functional proteomics

Our IsoCode single cell chip solutions provide highly multiplexed applications to capture the functional extracellular and intracellular proteome.
Our single cell extracellular protein detection chip solution, which we also refer to as our single cell extracellular proteome solution, works through a series of steps:
•first, the sample is prepared and retained in suspension;
•second, live cells are loaded onto the chip; and
•third, the live cells housed in the single cell chambers secrete their extracellular proteins, which are captured by our proteomic barcode.
Similarly, our single cell intracellular protein detection chip solution, which we also refer to as our single cell intracellular proteome solution, works through a series of similar steps:
•first, the sample is prepared and retained in suspension;
•second, live cells are loaded onto the chip; and
•third, these live cells are lysed within each single cell chamber to release their intracellular components, which are then captured by our proteomic barcode.
In each case, our IsoLight or IsoSpark then detects the concentration of these proteins per cell and determines the protein profile of each single cell.
Figure 3. The IsoCode chip solution workflow
CodePlex chips: Our multiplexed solutions for ultra-low volume bulk samples
Our CodePlex chip solutions provide highly multiplexed applications to capture the functional extracellular and intracellular proteome from low volume of bulk protein samples, rather than from single cells. These extracellular and intracellular proteome solutions work through a series of steps:
•first, the protein sample is retained with minimal preparation or dilution;
•second, the protein sample is loaded into the chip through various ports to allow for multiple samples per chip; and
•third, each sample is retained in its respective chamber in which the proteins are captured by our proteomic barcode.
Our IsoLight or IsoSpark then detects the concentration of these proteins in bulk and determines the protein profile of each sample.

Figure 4. The CodePlex chip solution workflow
Our Software
Our IsoSpeak software, an Edison Award winner, takes complex high dimensional data and automates analysis with an intuitive push button user interface to deliver same day single cell and bulk proteome visualizations without the need for highly specialized informatics professionals. The software works by retaining the images of the proteins detected on the IsoLight or IsoSpark, analyzing the images for concentrations of those proteins using fluorescence and then converting the information into actionable insights through various data visualizations.
Our Services
In addition to selling our products, we leverage our platform to provide research support and services to our customers. We process samples from certain of our customers using our platform and return to these customers the immune response data generated from their samples. We also provide post-warranty services to our customers who have purchased our instruments.
Our Applications across the Drug Development Continuum
Our IsoCode single cell extracellular proteome solution measures the extracellular functional proteins from each cell in a highly multiplexed manner, allowing for complete single cell functional characterization. This solution enables the comprehensive profiling of the extracellular function of a wide variety of immune cell types, resulting in the generation of correlative data sets in the fields of cancer immunology and cell and gene therapy, which have been our initial areas of focus. The differentiated information that has been obtained has been applied preclinically to evaluate immune and cell therapy candidates and processes. Additionally, it has generated key biomarkers of immune response in early clinical studies and forms the basis of our initial addressable market for advancing preclinical and clinical trials within advanced medicines. This chip solution has been leveraged by a number of high impact clinical studies published in reputable scientific journals such as Cell and Blood. See “—Customer Case Studies.”
Our IsoCode single cell intracellular proteome solution simultaneously measures multiple intracellular protein signaling networks at the single cell level, allowing for detection of critical protein-to-protein interactions and signaling networks in rare cells and cell subsets. These various protein signaling networks form the basis of both functional and dysfunctional activity in a wide variety of cell types. Our single cell intracellular proteome solution enables a better understanding of these signaling networks, which can then be applied to treat dysfunction in tumor cells and to facilitate activation of key immune cell types earlier in the therapeutic discovery process. The ability to target these signaling networks provides access to serve a discovery-focused market, enabling us to address opportunities in the fields of infectious diseases, inflammatory conditions, and neurological diseases.
Our CodePlex bulk extracellular proteome and intracellular proteome solutions provide means to achieve highly multiplexed, low sample volume proteomics. CodePlex requires up to 10 times less sample volume versus other comparable methods of analyses, opening up opportunities for precious sample analysis in preclinical and clinical studies. The CodePlex solution enables automated proteomic analyses on customers’ benchtops within one IsoLight or IsoSpark system, eliminating the need for multi-instrument workflows that require technician expertise to run. Our CodePlex solution is used across multiple applications for assaying proteins from blood, cerebrospinal fluid, and tracheal samples in both preclinical and clinical studies in the fields of cancer immunology and cell and gene therapy. Further, we expect that our initial entry into the clinical diagnostics market will start with our CodePlex solution as it provides accessibility to end users through automation.
Customer Case Studies
Each of the case studies described below leveraged our IsoCode single cell extracellular proteome solution by detecting immune cell protein responses within our IsoCode chip and detecting unique extracellular protein signatures from subsets of these immune cells that predicted or correlated with treatment response or disease progression. The unique extracellular protein signature in each case study was defined by the ability of the cells to produce multiple proteins simultaneously, which we refer to as a sample having polyfunctional strength, or PSI.
Earlier measurement of potential survival biomarker in a cancer clinical study for checkpoint inhibitors
As published in Journal of Clinical Oncology, in a 38 patient metastatic melanoma study sponsored by pharmaceutical companies including Nektar Therapeutics, where the patients underwent checkpoint inhibitor and IL-2 agonist therapy, our platform identified that a blood-based biomarker correlated with patient response and progression-free survival. PSI of CD8+ T cells was measured at day 8 and day 1 in the set of metastatic melanoma patients treated with NKTR-214 (Bempeg) plus Nivolumab. The researchers found that the PSI difference (PSI on Day 8 minus PSI on Day 1) predicted eventual response, based on progression-free survival, to the Bempeg/Nivolumab treatment in first line therapy. Using our platform, researchers were able to measure PSI in week 1, much earlier than using other methods.
Analyzing treatment response and product potency in CAR-T cell therapy study
As published in Blood, in a 20 patient non-Hodgkin lymphoma study sponsored by Kite Pharma, researchers using our platform determined that the PSI of each CAR-T cell therapy product, prior to infusion, had a significant association with complete or partial patient response to anti-CD19 CAR-T therapy. Other pre-infusion metrics tested in this study using alternative methods were not predictive. Through this research, we were able to highlight the important role a functionally versatile subpopulation of CAR-T cells may play in the potency of anti-CD19 therapies. We believe product-based readouts like this one have the potential to enable more predictive and scalable manufacturing and product release of cell therapies globally.
Early indicators of response or relapse in CAR-T therapy optimization
As published in Nature, in a CD19 and CD22 bispecific CAR study, researchers using our platform showed that certain functional protein production was associated with early signs of response to CAR-T therapies or signs of relapse in patients with large B-cell lymphoma. The researchers found that functional protein production could be a meaningful attribute to predict the potency of cell therapies. We believe product-based readouts like this one have the potential to guide cell therapy manufacturing and optimization as a critical quality attribute.

Analyzing treatment response and product potency in TIL therapy study
As published in Nature, in a study of adoptive cell therapy using tumor-infiltrating lymphocytes (“TILs”) for lung cancer, researchers using our platform determined that polyfunctionality of CD8 T cells was associated with the impact of the infusion of TILs on a patient’s immune response. Recognizing that PSI is a metric for efficacy of cell therapies, the researchers compared the ability of T cells to secrete functional proteins before and after TIL infusion and found that polyfunctionality increased after TIL treatments. Our platform’s functional readouts have been shown to be critical for understanding the potency and durability of cell therapies.
Understanding progression of disease and inflammation to enable therapy development in a COVID-19 study
As published in Cell, in collaboration with Merck & Co. and the Institute for Systems Biology, researchers using our platform identified that the PSI of peripheral monocytes increased with COVID-19 severity, while CD4+ T cells, CD8+ T cells and NK cell percentages decreased, revealing which of these cells contributed to the pro-inflammatory environment in moderate to severe cases of COVID-19. Our platform’s characterization of immune biomarkers at each stage of COVID-19 progression is helping researchers to identify and develop treatments and critical prognostic biomarkers, based on functional profiles of critical subsets of immune cells.
Additional studies have shown correlations between biomarkers identified using our platform and the ability to predict responses across different types of immunotherapy studies.
Our Market Opportunity
Our current product offering supports a variety of applications which are broadly used for translational, preclinical and clinical development of advanced medicines, representing an initial $12 billion addressable market opportunity based on management estimates. This cumulative market spend accounts for an installed base of approximately 55,000 instruments, in line with mature protein and cell biology technologies such as flow cytometry and multiplexed proteomics. Within this addressable market, our relevant end users span the range of biopharmaceutical companies and academic and research institutions worldwide, which cover approximately 5,500 advanced medicines programs in both preclinical and clinical stages.
In addition to our currently targeted addressable market opportunity in advanced medicines, we have recently expanded our capabilities with our intracellular protein detection IsoCode chip products, which are designed to improve discovery biology as a bridge to earlier development of advanced medicines. We believe this represents an incremental $12 billion addressable market opportunity. Additionally, we are pursuing a range of integrated applications around sequencing and proteomic analytes from single cells, which will enable further applications for discovery biology. Expanding our chip solution portfolio is a key factor in enabling us to expand our capabilities into applications for infectious diseases, inflammatory conditions, and neurological diseases. Furthermore, our long term strategy is ultimately to add additional applications serving clinical diagnostics research that will allow us to serve additional markets we believe to be worth approximately $10 billion. We expect that our initial entry into the clinical diagnostics market will start with our CodePlex solution for low volume bulk proteomics as it provides accessibility to end users through automation. We believe investments in these areas will provide access to a potential $34 billion total addressable market.
Our Growth Strategy
Our goal is to establish our platform as a leading proteomic workflow solution in the life sciences industry. In pursuit of that goal, the key elements of our growth strategy include:
Promoting our platform as the standard for single cell proteomic analysis
We believe that our platform is a critical tool that provides new and accessible layers of biological data at the single cell level, and the ability to capture the functional extracellular and intracellular proteome from single cells for the first time. We believe that our platform is well positioned to fundamentally advance therapeutic discovery and development. We intend to continue promoting our instruments, chip consumables, and software to drive awareness of the broad utility of our platform for development of advanced medicines and the discovery of biomarkers.

Expand the installed base of our IsoLight and IsoSpark instruments with new and existing customers
As of December 31, 2021, we have placed 209 systems worldwide within leading biopharmaceutical companies and academic and research institutions in North America, Europe and Asia-Pacific. Utilizing our multi-channel sales and distribution network, we intend to continue engaging with the global life sciences community to grow our installed base and expand the number of instruments within organizations that are already utilizing our technology to advance their research and therapeutic development. Outside of North America, we intend to leverage our distributor partnerships across four continents to expand our presence, with an emphasis on the China market.
Drive adoption of our existing applications
We founded our company to help solve critical challenges to accelerating advanced medicines and since our inception, we have developed multiple applications spanning cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases. We intend to continue promoting our platform to help meet the urgent need to develop new therapeutics and accelerate development timelines across these applications. We intend to continue promoting the discoveries and data published by our customers, which we believe will further reinforce the value of our platform and drive additional adoption of our platform for use across these applications.
Develop new applications across multiple therapeutic classes and indications
As we continue to deploy our platform, we intend to concurrently expand the breadth of applications for our technologies to encourage increased use of our platform across our addressable markets. At present, we believe we have the ability to reveal insights in functional proteomics in new therapeutic classes and indications, such as infectious diseases, inflammatory conditions, and neurological diseases. Our goal is to continue innovating and bringing new products to market as new areas of therapeutic development emerge.
Expand adoption of our platform into new geographical markets
We currently market and sell our technology with an in-house commercial team in the United States and Europe. We are also utilizing our distribution network to market and sell across multiple countries, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. We intend to further expand our international presence by growing our distribution networks in Brazil, India, Mexico and beyond.
Integrate sequencing biology with proteomics
We intend to further develop our product roadmap to integrate sequencing and functional proteomic biology from single cells to enable novel applications in discovery biology through our newest product, Duomic. Currently, single cell solutions are limited in their ability to detect genomic and transcriptomic information and functional proteins concurrently from single cells. Based on our core technology leveraging our proteomic barcoding, Duomic utilizes our existing instrumentation to give researchers the ability to simultaneously measure functional protein and gene expression levels from the same cell. We believe that the ability to modulate and modify genomic activity in cells and detect genomic impacts can be enhanced by verifying the proteomic, or functional, impacts concurrently from the same cell. Our technology’s ability to reveal this multi-omic connectivity across cellular pathways may be able to provide earlier therapeutic insights for developers of advanced medicines.
Our Commercial Organization
We launched our first product in June 2018 and have sold our products primarily to biopharmaceutical companies and academic and research institutions. Market adoption has accelerated since our initial commercial launch with 98 instruments sold in 2021 and 58 instruments in 2020. We have a global customer base with 155 systems placed in North America, 26 in EMEA and 28 in Asia-Pacific, in each case as of December 31, 2021.
We continue to invest in our commercial team of approximately 190 people as of December 31, 2021, including 35 sales representatives. We are currently building a direct salesforce in China that leverages our distributor relationships and other third parties. Beyond our direct salesforce, we have relationships with thirteen distributors covering countries including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Singapore, South Korea, Spain, Switzerland, and the United Kingdom.

Continued investment in research and development is critical to the commercialization of our future products. Our deep product and application roadmap represents one of the key growth drivers of instrument and consumable sales. We intend to expand our intellectual property and research capabilities through internally developed efforts, in conjunction with strategic partners and by acquiring technology.
Our Product Development Approach
Our research and development teams, located in Branford, Connecticut, design and develop our proprietary products utilizing and combining expertise in single cell biology, fluidics, optics, informatics, hardware and software engineering. Our collaborative approach across disciplines helps lead to advancements in technology development intended to provide clarity on new layers of complex biology to advance curative medicines. To complement our growth strategy, both in the near term and long term, we plan to focus our research and development on:
New applications
We intend to focus our research and development efforts on developing new high value, highly differentiated applications that unlock new proteomically driven biology and drive the future of disease understanding and development of advanced medicines. Our focus in the near term includes new applications for infectious diseases, inflammatory conditions, and neurological diseases.
New panels and protocols
We intend to focus on developing new panels, protocols, and analyte targets for each application family to cover the full range of our customers’ biological needs. Our research and development efforts in this area are centered on expanding our menu of test panels for single cell extracellular proteomics, single cell intracellular proteomics and low volume bulk proteomics to include, for example, tumor metabolome panels for single cell and low volume bulk analysis. Our focus in the near term also includes releasing protocols for additional types of immune cells, tumor cells and neural cells.
Integrating proteomics with sequencing-based technologies
We also intend to focus on integrating proteomics technologies with sequencing-based technologies to extend existing capacities in single cell biology through our newest product, Duomic. Based on our core technology leveraging our proteomic barcoding, Duomic utilizes our existing instrumentation to give researchers the ability to simultaneously measure functional protein and gene expression levels from the same cell. We believe that this integration will enable a better understanding of the connections between the genome, transcriptome and the proteome, and will have applications for cancer immunology, cell and gene therapy and neurological diseases.
Additionally, we also intend to focus on developing software that automates and streamlines advanced analytics, enabling immediate insights, and working with clinical partners to put in place validated tests that build a long-term path to clinical usage of our solutions.
Our research and development costs were $21.0 million and $11.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we employed 121 employees in research and development. We will continue investing in efforts to support the ongoing development of our instruments, chip consumables and software, as well as enhance the overall performance of our solutions.
Employees
As of December 31, 2021, we employed 459 employees. Of these employees, 121 were engaged in research and development activities, and we employed a commercial team of approximately 190 team members. 415 of these employees are located in the United States and 44 of these employees are located across Europe and Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Scientific Advisory Board
We have assembled a highly qualified scientific advisory board composed of advisors who have deep expertise in the fields of nanotechnology, biomedical engineering and medicine. Our scientific advisory board is composed of Rong Fan, Ph.D. (our co-founder and chair of the scientific advisory board), James R. Heath, Ph.D., David Ho, M.D., Arnold Levine, Ph.D., Ross Levine, M.D., and Antoni Ribas, M.D., Ph.D.
Facilities
Our principal executive offices are located in Branford, Connecticut, where we lease approximately 39,606 square feet of office and manufacturing space. The lease for our principal executive offices is currently scheduled to terminate on December 31, 2026. In addition to our principal executive offices, we lease additional offices and manufacturing space in Branford, Connecticut and additional offices in Campbell, California, Kent, England and Shanghai, China.

We do not currently own any real property. We believe that our current facilities are adequate to meet our immediate needs and believe that we should be able to renew each of our leases without an adverse impact on our operations. In addition, we believe that if we require additional office space or manufacturing facilities, we will be able to obtain additional facilities on commercially reasonable terms.

Manufacturing and Suppliers
We manufacture our instruments and chip consumables in our manufacturing facilities in Branford, Connecticut and do not outsource any of our production manufacturing to third party contract manufacturers. Certain of our suppliers of certain critical components and materials are single source suppliers and we do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders. As part of our overall risk management strategy, we continue to evaluate and identify alternative suppliers for each of our components and materials.

Competition
We face significant competition in the life sciences technology market. We currently compete with many established technology companies in the flow cytometry, cellular analysis and single cell -omics businesses. This includes companies that design, manufacture and market systems, consumables and software for, among other applications, genomics, transcriptomics, proteomics, metabolomics, single cell analysis and immunology, and/or provide services related to the same. These companies include Becton, Dickinson and Company, Thermo Fisher Scientific Inc. and Bio-Rad Laboratories, Inc., each of which has products that compete to varying degrees with some but not all of our products. Growing understanding of the importance of single cell information is leading to more companies offering services related to collecting such information. Our target customers may also elect to develop their workflows on legacy systems or using traditional methods, rather than implementing our platform, and they may also decide to stop using our platform. In addition, there are many large established players in the life sciences technology market that we do not currently compete with but that could develop systems, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.
For further discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to Our Business and Industry—The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operation will suffer”in Item 1A. of this Form 10-K.
Government Regulation
Our products are currently marketed (and we currently intend to continue to market them) as research use only (“RUO”) and we sell them to biopharmaceutical companies and academic and research institutions that conduct research. The FDA defines RUO products as in-vitro diagnostic tests (“IVDs”) that are in the laboratory research phase of development and, if properly labeled, the FDA exempts RUO products from most FDA regulatory controls. RUO products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. The FDA will evaluate the totality of the circumstances when determining if the product is intended for diagnostic purposes and, if the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices and would require clearance or approval prior to commercialization. The FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of medical devices, which includes IVDs, are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and comparable state and international agencies. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. To be commercially distributed in the United States, medical devices must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption. Sales of devices for diagnostic purposes may also subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations. For further discussion of the risks we face relating to regulation by the FDA and related regulatory agencies, see “Risk Factors—Risks Related to Government Regulation—If our current or future products become subject to FDA or other related international regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome” in Item 1A. of this Form 10-K.
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which will become effective in most material respects beginning on January 1, 2023. The CPRA further expands the CCPA with additional data privacy compliance requirements and obligations and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. While we are not currently subject to the CCPA and CPRA, we may in the future be required to comply with such laws, which may increase our compliance costs and potential liability. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
In addition, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its data privacy and security laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data, data breach notification obligations to appropriate data protection authorities or individuals, limitations on retention and secondary use of information and additional obligations when entities contract with third-party processors to process personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations.
For further discussion of the risks we face relating to data privacy and related regulations, see “Risk factors—General Risks—We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue” in Item 1A. of this Form 10-K.
Intellectual Property
Our ability to obtain and maintain intellectual property protection for our products and technology is fundamental to the long-term success of our business. We rely on a combination of intellectual property protection strategies, including copyrights, patents, trademarks, trade secrets, license agreements, confidentiality policies and procedures, nondisclosure agreements, invention assignment agreements and technical measures designed to protect the intellectual property and commercially valuable confidential information and data used in our business.
As of December 31, 2021, we owned 40 issued U.S. patents, 26 pending U.S. patent applications, two pending Patent Cooperation Treaty (“PCT”) applications that have not entered national stage, 28 issued foreign patents and 38 pending foreign patent applications in various foreign jurisdictions. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, our owned issued patents are expected to expire between 2028 and 2037 and our owned patent applications, if issued, are expected to expire between 2028 and 2042. Our owned issued patents and patent applications that are material to our business include the following:
•Pending utility patent applications in the United States, China and Japan and issued utility patents in the United States, Austria, Belgium, China, Denmark, the European Patent Office (“EPO”), Finland, France, Germany, Japan, Netherlands, Norway, Sweden, Switzerland and the United Kingdom directed to the analysis and screening of cell secretion profiles. This technology is utilized in various products, including our IsoCode and CodePlex chip consumables, our IsoLight and IsoSpark instruments, and our IsoSpeak software. These issued patents are expected to expire between 2035 and 2036 and the patent applications, if issued, are expected to expire between 2035 and 2036.
•Pending utility patent applications in the United States, China and the EPO directed to systems and methods for multiplexed analysis of cellular and other immunotherapeutics. This technology is utilized in various products, including our IsoCode and CodePlex chip consumables. These patent applications, if issued, are expected to expire in 2037.
•Pending utility patent applications in the United States, China, Japan and the EPO directed to compositions and methods for the simultaneous genomic, transcriptomic and proteomic analysis of single cells. This technology is utilized in various products, including our IsoCode and CodePlex chip consumables. These patent applications, if issued, are expected to expire in 2037.
•Pending utility patent applications in the United States, China and the EPO directed to systems, devices and methods for cell capture and methods of manufacture thereof. This technology is utilized in various products, including our reusable and single use cleaning chips, our IsoCode chip consumables and our IsoLight and IsoSpark instruments. These patent applications, if issued, are expected to expire in 2037.
•A pending PCT utility patent application that has not entered national stage directed to systems, devices and methods for multiplexed analysis. This technology is utilized in various products, including our CodePlex chip consumables and our IsoLight and IsoSpark instruments. Any U.S. or foreign patent issuing from this patent application, if such patent is issued, is expected to expire in 2041.

•A pending PCT utility patent application that has not entered national stage directed to compositions, devices and methods for simultaneous genomic, transcriptomic, and proteomic analysis of single cells. Any U.S. or foreign patent issuing from this patent application, if such patent is issued, is expected to expire in 2041.

In May 2021, we purchased a collection of issued patents and patent applications. The issued patents and patent applications purchased that are material to our business include the following:
•A pending U.S. utility patent application and issued U.S. utility patents directed to methods and compositions for incorporating nucleotides. These issued patents are expected to expire in 2029 and the patent application, if issued, is expected to expire in 2029.
•Issued U.S. utility patents directed to methods, compositions and solutions for inhibiting undesired cleaving of labels. These issued patents are expected to expire between 2028 and 2031.
•A pending U.S. utility patent application and issued U.S. utility patents directed to methods and devices for sequencing nucleic acids in smaller batches. These issued patents are expected to expire between 2028 and 2029 and the patent application, if issued, is expected to expire in 2029.
•A pending U.S. utility patent application and issued U.S. utility patents directed to methods and devices for amplification of nucleic acid. These issued patents are expected to expire between 2029 and 2031 and the patent application, if issued, is expected to expire in 2029.
•Pending utility patent applications in the U.S., China, Japan and the EPO directed to polymerase enzymes. These patent applications, if issued, are expected to expire in 2036.
•Pending utility patent applications in the United States and the EPO and an issued utility patent in the United States directed to a DNA sequencing reaction additive. This issued patent is expected to expire in 2038 and the patent applications, if issued, are expected to expire in 2038.
We expect to utilize the patents purchased pursuant to the Patent Purchase Agreement to develop new products integrating our proprietary proteomics technologies with sequencing-based technologies to expand our existing capacities in single cell biology.
Our owned issued patents that are material to our business are summarized in tabular form below:

Patent Families with Issued Patent(s)	Scope of Issued Patent(s) in Patent Family	Products Related to Issued Patent(s) in Patent Family	Jurisdiction of Issued Patent(s) in Patent Family	Expiration of Issued Patent(s) in Patent Family
Analysis and Screening of Cell Secretion Profiles	•Systems •Methods of use •Computer implemented programming	•IsoCode and CodePlex chip consumables •IsoLight and IsoSpark instruments •IsoSpeak software	United States, Austria, Belgium, China, Denmark, the EPO, Finland, France, Germany, Japan, Netherlands, Norway, Sweden, Switzerland and the United Kingdom	2035-2036
Methods and Compositions for Incorporating Nucleotides	•Methods of use •Compositions of matter	In development	United States	2029
Methods, Compositions and Solutions for Inhibiting Undesired Cleaving of Labels	•Systems •Methods of use •Compositions of matter	In development	United States	2029-2031
Methods and Devices for Sequencing Nucleic Acids in Smaller Batches	•Systems •Methods of use	In development	United States	2028-2029
Methods And Devices For Amplification Of Nucleic Acid	•Methods of use	In development	United States	2031
Directed to a DNA Sequencing Reaction Additive	•Method of use	In development	United States	2038
As of December 31, 2021, we exclusively licensed six issued U.S. patents, five pending U.S. patent applications, four issued foreign patents and seven pending foreign patent applications in various foreign jurisdictions. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, our exclusively in-licensed issued patents are expected to expire between 2028 and 2038 and our exclusively in-licensed patent applications, if issued, are expected to expire between 2028 and 2038. Our exclusively in-licensed issued patents and patent applications material to our business include the following:
•Pending utility patent applications in the United States, the EPO and Japan and issued utility patents in the United States, China and Japan directed to a system, device and method for high-throughput multiplexed detection. This technology is utilized in various products, including our IsoCode chip consumables. These issued patents are expected to expire in 2033 and the patent applications, if issued, are expected to expire in 2033.
•A pending U.S. utility patent application directed to methods and compositions for quantifying metabolites and proteins from single cells. This technology is utilized in our IsoCode single cell metabolomics solution. This patent application, if issued, is expected to expire in 2036.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Our ability to stop third parties from making, using or commercializing any of our patented inventions will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both our owned and in-licensed intellectual property, we cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents in any particular jurisdiction, or that any of our current or future issued patents will effectively protect any of our products or technology from infringement or prevent others from commercializing infringing products or technology.
In addition to our reliance on patent protection for our inventions, products and technologies, we also seek to protect our brand through the procurement of trademark rights. We own registered trademarks and pending trademark applications for “IsoPlexis,” “IsoLight,” “IsoCode,” “CodePlex” and other product related brand names in the United States and certain foreign jurisdictions. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We currently maintain as trade secrets our software and certain other technologies, including assays. To mitigate the chance of trade secret misappropriation, we enter into nondisclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. Additionally, we use certain open source software in our products and services, including our IsoSpeak software, and anticipate using open source software in the future. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services. For further discussion of the risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property” in Item 1A. of this Form 10-K.
License Agreements
Yale University
In April 2014, we entered into a license agreement (as amended and restated in July 2014 and November 2015, and as further amended in December 2016, January 2018 and July 2021, the “Yale Agreement”) with Yale University (“Yale”). Pursuant to the Yale Agreement, we obtained an exclusive, royalty-bearing, sublicensable (subject to certain restrictions), worldwide license to certain patent rights and certain information related to (i) multiplexed detection to manufacture, use and commercialize products in all fields of use and (ii) high-throughput single-cell polyomics to manufacture, use and commercialize products in all fields of use except in the field of spatial biomolecular analysis. We also obtained a non-exclusive license to certain patent rights and certain information related to high-throughput single-cell polyomics to manufacture, use and commercialize products in the field of spatial biomolecular analysis. The license granted pursuant to the Yale Agreement is subject to certain rights retained by (i) the United States government under the Bayh-Dole Act and (ii) Yale (on behalf of itself and other non-profit academic and/or research institutions) to make, practice and use the licensed patent rights and licensed products for research, clinical, teaching and other non-commercial purposes. Such rights retained by the United States government and Yale are typical for a license from a U.S. university or research institution, and we believe such rights do not pose a material risk to our business. We may sublicense the licensed patent rights subject to certain conditions, including that any sublicense agreement must contain terms consistent with the terms of the Yale Agreement and we must pay Yale a low double-digit percentage of our sublicense income. Furthermore, in connection with the first two sublicense agreements we enter into, we are obligated to pay Yale certain milestone payments that may equal up to $15,000 in the aggregate.
In connection with entering into the Yale Agreement, we issued 7,772 shares of Series A redeemable convertible preferred stock to Yale valued at approximately $51,000 at the time of issuance. We then amended the Yale Agreement in January 2018 (the “January 2018 Amendment”) to obtain an exclusive license to certain additional patent rights which include device, system and method of use claims directed to high-throughput single-cell polyomics to manufacture, use and commercialize products in all fields of use, which we subsequently amended in July 2021 to make the license exclusive in all fields except in the field of spatial biomolecular analysis only. Pursuant to the January 2018 Amendment, in consideration for the inclusion of these patent rights, we issued 3,374 shares of Series B-2 redeemable convertible preferred stock to Yale valued at approximately $100,000 at the time of issuance. In addition, we must pay Yale a customary annual license maintenance royalty (“LMR”) in the low six-figure dollars, as well as low single-digit percentage earned royalties on worldwide cumulative net sales of licensed products, which royalties are subject to reduction upon the occurrence of certain events as specified in the Yale Agreement. The LMR is credited against earned royalties due by the Company in the same calendar year. As of December 31, 2021, we have incurred $0.4 million in royalty expense under the Yale Agreement.

Upon our IPO in October 2021, all of our outstanding shares of redeemable convertible preferred stock were automatically converted to shares of common stock. Accrued dividends payable in respect of the outstanding shares of redeemable convertible preferred stock were settled through the issuance of shares of common stock. Accordingly, Yale received 93,558 shares of common stock upon the closing of our IPO.
Under the terms of the Yale Agreement, we are required to use reasonable commercial efforts to develop and sell the licensed products, including incurring minimum annual expenses on research and development with respect to the licensed products, and we are restricted from developing, manufacturing or selling products that compete with the licensed products. Yale controls the filing, prosecution and maintenance of the licensed patent rights at our expense, subject to our ability to comment or approve certain related actions. We have the first right and obligation to institute a suit for infringement of the licensed patent rights and defend against any claim of invalidity or declaratory judgment action brought against the licensed patent rights. If we do not institute such suit or defend against such actions within a certain period of time, Yale has the right to convert the exclusive license granted under this license agreement to a non-exclusive license.
Unless terminated earlier, the Yale Agreement will continue, on a country-by-country basis, until the later of the expiration of the last to expire licensed patent right in a country or ten years after the date of first commercial sale of a licensed product in such country. The last to expire of the licensed issued patents under the Yale Agreement will expire in 2034 and the last to expire of the licensed patent applications under the Yale Agreement, if issued, will expire in 2038. Subject to an applicable cure period, Yale may terminate the Yale Agreement if we fail to comply with applicable payment obligations or upon a material breach of our obligations under the Yale Agreement, including our diligence obligations. Yale may also terminate the Yale Agreement if we fail to maintain adequate liability insurance or if we, directly or indirectly, challenge or oppose the validity, patentability or enforceability of any of the licensed patent rights, or if any of our sublicensees do so and we do not terminate the relevant sublicense agreement within a certain specified amount of time. The Yale Agreement automatically terminates if we cease to carry on our business for a certain specified period of time or for certain specified insolvency-related events. We may terminate the Yale Agreement at any time by providing advance written notice. Subject to a cure period, we may terminate the Yale Agreement upon material, uncured breach by Yale. Either party may terminate the Yale Agreement, on a country-by-country basis, if neither party elects to undertake the defense of a suit alleging infringement for a certain period of time in a country.
California Institute of Technology
In March 2017, we entered into an exclusive license agreement (the “Caltech Agreement”) with the California Institute of Technology (“Caltech”), pursuant to which we obtained an exclusive, royalty-bearing, sublicensable (subject to certain restrictions), worldwide license to certain patent rights related to methods and compositions for quantifying metabolites to manufacture, use and commercialize products in the field of detecting metabolites, including proteins and other analytes. The licenses granted pursuant to the Caltech Agreement are subject to certain rights retained by (i) the United States government under the Bayh-Dole Act and (ii) Caltech to make, import and use the licensed products for non-commercial purposes and to grant other non-profit institutions rights under the licensed patent rights and licensed technology for educational and research purposes. Such rights retained by the United States government and Caltech are typical for a license from a U.S. university or research institution, and we believe such rights do not pose a material risk to our business. We may sublicense the licensed patent rights and technology subject to certain conditions, including that any sublicense agreement must contain terms consistent with the terms of the Caltech Agreement, and we must pay Caltech a low double-digit percentage of our sublicense income.
In connection with entering into the Caltech Agreement, we issued 2,830 shares of Series B redeemable convertible preferred stock to Caltech valued at approximately $50,000 at the time of issuance. Upon our IPO in October 2021, all of our outstanding shares of redeemable convertible preferred stock were automatically converted to shares of common stock. Accrued dividends payable in respect of the outstanding shares of redeemable convertible preferred stock were settled through the issuance of shares of common stock. Accordingly, Caltech received 23,719 common shares upon the closing of our IPO. In addition, we must pay Caltech a royalty on the exclusively licensed patent rights at a low single-digit percentage of net revenues on a country-by-country and licensed product-by-licensed product basis (with an annual minimum royalty in the range of low to mid five-figure dollars), which obligation will continue until the expiration of all patent claims covering such licensed product in such country. For any country in which the exclusively licensed patent rights do not include any valid claims, we must pay Caltech a royalty on the non-exclusively licensed technology at a lower single-digit percentage of net revenues for a period of ten years from the first commercial sale. In the event that we fail to commercialize products that incorporate the licensed patents or technology, the annual minimum royalties due to Caltech will increase in accordance with the terms of the Caltech Agreement. We are also required to pay Caltech a mid-teen percentage of sublicensing revenue. As of December 31, 2021, we have incurred an immaterial amount in royalty expense pursuant to the Caltech Agreement. There are no potential future milestone payments under the Caltech Agreement.
Under the terms of the Caltech Agreement, we are required to use commercially reasonable efforts to commercialize the licensed products. In the event that we fail to commercialize the licensed products, the annual minimum royalty payment due to Caltech will increase in accordance with the Caltech Agreement. Caltech controls the prosecution and maintenance of the licensed patents and patent applications at our expense, subject to our ability to comment on certain related actions. Caltech also has the first right to institute a suit and defend against a declaratory judgment action pertaining to infringement or invalidity of the licensed patent rights.
Unless terminated earlier, the Caltech Agreement continues until the expiration of the last to expire licensed patent right, or as long as we are obligated to pay royalties under the Caltech Agreement. The last to expire of the licensed patent applications under the Caltech Agreement, if issued, will expire in 2036. Subject to an applicable cure period, Caltech may terminate the Caltech Agreement if we fail to comply with applicable payment obligations, fail to maintain adequate liability insurance or upon a material breach of our obligations under the Caltech Agreement, including our diligence obligations, our obligation to mark licensed products with applicable patent numbers, our exploitation of any licensed patent rights outside of the licensed field or our cessation of commercial activities in the licensed field. Caltech may also terminate the Caltech Agreement for certain specified insolvency-related events. We may terminate our license to any particular licensed patent or patent application at any time by providing advance written notice. Subject to a cure period, we may terminate the Caltech Agreement upon material, uncured breach by Caltech.
Corporate Information
IsoPlexis Corporation was incorporated in Delaware on March 1, 2013. Our principal executive office is located at 35 NE Industrial Rd., Branford, CT 06405 and our telephone number is (203) 208-4111. We completed our initial public offering (our “IPO”) in October 2021, and our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ISO.”
Available Information
Additional information regarding IsoPlexis may be obtained at www.isoplexis.com and our investor relations website at https://investors.isoplexis.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Our website address is not intended to function as a hyperlink and the information available at these addresses is not incorporated by reference into this Form 10-K. We make our periodic and annual reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC maintains a website as www.sec.gov that contains the reports and other information that we file electronically with the SEC.
In addition, our corporate governance guidelines, code of business conduct and ethics and the committee charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the investor relations section of our website at https://investors.isoplexis.com.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information included in this Form 10-K, including our audited consolidated financial statements and related notes thereto appearing in this Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, if they occur, or other events, developments or risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your original investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.
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
•we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals;
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
Risks Related to Our Business and Industry
We have incurred significant net losses since inception, we expect to incur net losses in the future, we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses since our inception. For the years ended December 31, 2021 and 2020, we incurred net losses of $81.6 million and $23.3 million, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $134.0 million and $52.4 million, respectively. We expect that our operating expenses will continue to increase as we develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. To date, we have financed our operations primarily from private placements of our redeemable convertible preferred stock, the sale of common stock in our IPO, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. We have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting development activities, including development and commercialization of our IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software and research and development activities related to advancing and expanding our scientific and technological capabilities, and filing patent applications. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the market price of our common stock to decline.
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
We completed our first sale of our instruments in June 2018 and have experienced significant revenue growth in recent periods. Revenue increased by 66.1% to $17.3 million for the year ended December 31, 2021 as compared to $10.4 million for the year ended December 31, 2020. In addition, we operate in highly competitive markets characterized by rapid technological advances and we expect that our business will have to evolve over time to remain competitive. We have experienced and expect to continue to experience pricing pressure for our products and services as a result of competitive factors and an evolving product mix as we expand the scope of our offering. Our limited operating history, evolving business and rapid growth may make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
If we fail to address the risks and difficulties that we face, including those described elsewhere in this Item 1A. of this Form 10K, our business, financial condition, results of operations and prospects could be adversely affected. We have encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in new and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks and difficulties successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations and prospects could be adversely affected.
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
•greater name and brand recognition;
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
Competition for employees capable of selling expensive instruments and related products within the pharmaceutical and biotechnology industries is intense. As of December 31, 2021, we employed a commercial team of approximately 190 team members, but we may not be able to retain existing personnel or attract new personnel or be able to maintain, and continue to build, an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing and maintaining a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of December 31, 2021, we had accrued expenses of $0.3 million relating to product warranty accruals. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
Our Credit Agreement contains covenants, which restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
On December 30, 2020, we entered into a credit agreement and guaranty (as amended, the “Credit Agreement”), which provides for senior secured financing of up to $50.0 million, consisting of (i) a $25.0 million Tranche A term loan, (ii) a $10.0 million Tranche B term loan and (iii) a $15.0 million Tranche C term loan. The full amount of the Tranche A term loan was drawn on December 30, 2020 and the full amount of the Tranche B term loan was drawn on May 27, 2021. Our ability to draw the Tranche C term loan is subject to several conditions, including that the administrative agent under the Credit Agreement (the “Administrative Agent”) shall have received evidence that we achieved total revenue of at least $20.0 million for the twelve-month period then most recently ended. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. Until we have repaid such indebtedness, the Credit Agreement subjects us to various customary covenants, including requirements as to minimum liquidity and minimum total revenue and restrictions on our ability to incur indebtedness or guarantees, to subject our assets to any liens, to make investments and loans, to make capital expenditures, to engage in mergers, acquisitions and asset sales, to engage in new lines of business, to declare dividends, make payments or redeem or repurchase equity interests, to enter into agreements limiting restricted subsidiary distributions, to prepay, redeem or purchase certain indebtedness and to engage in certain transactions with affiliates. In particular, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period, which revenue threshold began at approximately $15.02 million for the twelve months ending June 30, 2021 and increases over time. In June 2021, we obtained from the lenders a waiver of the quarterly minimum total revenue covenant for the twelve months ending June 30, 2021 and a waiver of any event of default resulting from non-compliance with the quarterly minimum total revenue covenant for such test period. On October 29, 2021, we entered into an amendment (the “Second Amendment”) to the Credit Agreement to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022. There can be no assurance as to our future compliance with the covenants under the Credit Agreement or that our lenders will waive any failure to satisfy such covenants under the Credit Agreement in the future. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
As of December 31, 2021, we had approximately $31.6 million in aggregate principal amount of outstanding indebtedness, in addition to $15.0 million of unfunded delayed draw term loans available, subject to certain conditions, under the Credit Agreement. Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including in the event we refinance or replace our existing Credit Agreement. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness and, if we refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness is added to our currently anticipated indebtedness levels, the related risks that we face could intensify. While the Credit Agreement also contains restrictions on making certain investments and loans, these restrictions are subject to a number of qualifications and exceptions, and the investments and loans incurred in compliance with these restrictions could be substantial.
Changes in the method for determining LIBOR or the elimination of LIBOR could affect our business, financial condition, results of operations and prospects.
Our Credit Agreement provides that interest may be indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. On March 5, 2021, ICE Benchmark Administration, which administers LIBOR publication, announced its intention to cease the publication of the one week and two month USD LIBOR rates after December 31, 2021 and the overnight, one-, three-, six- and 12-month USD LIBOR rates after June 30, 2023. We cannot predict the impact of any changes in the methods by which LIBOR is determined or any regulatory activity related to a potential phase out of LIBOR on our Credit Agreement and interest rates. While our Credit Agreement provides for the use of an alternative rate to LIBOR in the event LIBOR is phased out, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has identified the Secured Overnight Financing Rate (“SOFR”), a newly created index; calculated with a broad set of short-term repurchase agreements backed by treasury securities, as its preferred alternative rate for LIBOR. Although SOFR is the Alternative Reference Rates Committee’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR or SOFR that would result in higher interest costs for us. . It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The establishment of alternative reference rates or implementation of any other potential changes may materially and adversely affect our business, results of operations or financial condition.
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
We currently sell our products in several international markets, including in Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Singapore, South Korea, Spain, Switzerland, and the United Kingdom, and we intend to expand into additional international markets. We currently maintain relationships with distributors outside of the United States and may in the future enter into new distributor relationships. Doing business internationally involves a number of risks, including:
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
•natural disasters, political and economic instability, including wars such as the conflict between Russia and Ukraine, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions, or similar laws in other countries.
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
If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks discussed in this Item

1A. of this Form 10-K, we may be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. There is no assurance we will be able to obtain future financing on commercially reasonable terms, or at all.
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
We have manufactured approximately 320 of our instruments as of December 31, 2021. We currently manufacture our instruments and chip consumables at our facilities in Branford, Connecticut. To manufacture our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which could involve significant challenges and may require additional quality controls. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
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
In addition, the America Invents Act implemented changes that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors or other third parties to challenge the validity of our patents. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (“EPO”), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability will succeed.
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
As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or rules and regulations thereunder, or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction.
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
As of December 31, 2021, we had net operating loss carryforward (“NOLs”) for federal purposes of approximately $12.7 million, which expire at various dates through 2033 and approximately $112.8 million which have no expiration. As of December 31, 2021, we also had state NOLs of approximately $79.2 million, which expire at various dates through 2043. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies.
These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We elected to take advantage of certain of the reduced disclosure obligations available to emerging growth companies in this Form 10-K and expect to take advantage of other reduced reporting requirements in our future filings. As a result, the information we provide stockholders may be different than the information that is available with respect to other public companies that are not emerging growth companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As of December 31, 2021, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively owned approximately 70% of our outstanding common stock. As a result, if they act together, may be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with preparation of our financial statements for the fiscal years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. The material weakness we identified related to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities, which affected the operation of controls over the recording of journal entries and the reconciliation of key accounts. This material weakness did not result in a material misstatement to the financial statements. We are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls.
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
We have incurred and will continue to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations and prospects.
As a public company, we have incurred and will continue to incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and Nasdaq, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect the laws, rules and regulations we are subject to as a public company to make it more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required in the future to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
The market price of our common stock may be volatile, which could result in substantial losses for investors who have purchased shares of our common stock.
Our quarterly results of operations are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares of common stock to wide price fluctuations regardless of our operating performance, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks discussed in this Item 1A. of this Form 10-K, include:
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause the price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Our global headquarters is located in Branford, Connecticut. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Branford, Connecticut	Corporate headquarters, engineering, research and development	39,606	Leased, expires December 31, 2026
Branford, Connecticut	Engineering, research and development	20,118	Leased, expires June 30, 2026
Branford, Connecticut	Engineering, research and development	10,807	Leased, expires June 30, 2026
Branford, Connecticut	Engineering, research and development	9,600	Leased, expires December 31, 2026

In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices.

Upon expiration of our facilities leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

We believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ISO” since October 8, 2021. Prior to that date, there was no public trading market for our common stock.
As of March 28, 2022, there were 64 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
Sales of Unregistered Securities

From January 1, 2021 through October 12, 2021, we granted options to purchase an aggregate of 2,189,400 shares of our common stock under our 2014 Stock Plan (the “2014 Plan”) to our directors, officers, employees, consultants and other service providers at exercise prices per share ranging from $1.83 to $10.72 and we issued 81,056 shares of common stock upon exercise of options under our 2014 Plan to our directors, officers, employees, consultants and other service providers at exercise prices per share ranging from $0.13 to $1.03, for a weighted-average exercise price per share of $0.31. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration in reliance on Rule 701 under the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts related to compensation as provided under such rule.
On May 11, 2021, we issued 3,178 shares of Series A-2 redeemable convertible preferred stock when the outstanding warrant for Series A-2 redeemable convertible preferred stock was exercised. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuance of the redeemable convertible preferred stock was exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) because it did not involve any public offering.

Upon closing of the IPO on October 12, 2021, all 3,344,836 shares of redeemable convertible preferred stock that were outstanding immediately prior to the closing of the IPO automatically converted into 26,758,688 shares of our common stock. In addition, we issued 1,643,374 shares of common stock to the holders of the redeemable convertible preferred stock outstanding immediately prior to the closing of the IPO in respect of accrued dividends thereon accrued to but not including October 12, 2021, based on the IPO price of $15.00 per share.

No additional consideration was paid in connection with these conversions. We believe the issuances of the above securities were exempt from registration pursuant to Section 3(a)(9) of the Securities Act because our securities were converted by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion or exchange.
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
The aggregate offering price for shares sold in our IPO was approximately $125.0 million. We raised approximately $110.5 million in net proceeds from the offering after deducting underwriting discounts and commissions of $8.7 million and other offering expenses payable by us of $5.7 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus, dated October 7, 2021 and filed with the SEC on October 12, 2021 pursuant to Rule 424(b) of the Securities Act.
Item 6. [Removed and Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto that appear elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
IsoPlexis is the Superhuman Cell company. Our systems identify a comprehensive range of multifunctional single cells, i.e. the superhero cells in the human body. These cells assist researchers in understanding and predicting disease progression, treatment resistance and therapeutic efficacy to advance all of human health. We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics and single cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and two-thirds of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
We currently market and sell our technology with an in-house commercial team in the United States and Europe. We are also utilizing our distribution network to market and sell across multiple countries, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. We intend to further expand our international presence by growing our distribution networks in Brazil, India, Mexico and beyond.
We manufacture our instruments and chip consumables in our manufacturing facilities in Branford, Connecticut and do not outsource any of our production manufacturing to third party contract manufacturers. Certain of our suppliers of certain critical components and materials are single source suppliers and we do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders. As part of our overall risk management strategy, we continue to evaluate and identify alternative suppliers for each of our components and materials.
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. On October 12, 2021, we closed the IPO of our common stock through an underwritten sale of 8,333,000 shares of common stock at a price of $15.00 per share. The aggregate net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $110.5 million. As of December 31, 2021, our principal source of liquidity was cash, which totaled $126.6 million.
We completed our first sale of our systems in June 2018 and have experienced significant revenue growth in recent periods. Revenue increased to $17.3 million for the year ended December 31, 2021 as compared to $10.4 million for the year ended December 31, 2020. Nevertheless, we have incurred recurring losses since inception. For the year ended December 31, 2021, our net losses were $81.6 million as compared to $23.3 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $134.0 million. We expect to continue to incur significant expenses and additional operating losses for the foreseeable future. We expect our expenses will increase in connection with ongoing development and business expansion activities, particularly as we continue to:
•expand our research and development activities;
•obtain, maintain and expand and protect our intellectual property portfolio;
•market and sell new and existing products and services; and
•attract, hire and maintain qualified personnel to support our expanding business efforts.
Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, compliance, investor relations and other expenses that we did not incur as a private company.
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
Key Factors Affecting Our Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to pursue our growth strategy and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those factors set forth in the section titled “Risk Factors” included elsewhere in this Form 10-K.
New Customer Adoption of Our Platform
Our financial performance has been, and in the foreseeable future will continue to be, driven by our ability to increase the adoption of our platform and the installed base of our instruments. We plan to drive new customer adoption through a direct sales and marketing organization in the United States and parts of Europe and China and third party distributors in Europe, North America, the Middle East and Asia-Pacific. As of December 31, 2021, we market and sell our technology with an in-house commercial team of approximately 190 team members and also utilize our distribution network to market and sell across multiple countries.
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
Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the year ended December 31, 2021 was $17.3 million compared to $10.4 million for the year ended December 31, 2020. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience losses as we continue to expand our business.
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
We expense research and development costs as incurred. We do not track research and development expenses by product candidate. Research and development activities are central to our business model. We expect research and development costs to continue to increase for the foreseeable future as our current development programs progress and new programs are added.
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

Fair Value Adjustment for Warrants and Loan Commitments
Warrants and loan commitments are freestanding financial instruments that qualify as liabilities or equity and assets, respectively, required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement, with gains and losses arising from changes in fair value recognized in the statement of operations during each period. Our outstanding preferred share warrants were converted to common share warrants upon our IPO and were reclassified from liabilities to equity for the year ended December 31, 2021.
Results of Operations
Comparisons of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar change in those items:

	Year Ended December 31,		Period to period change
(in thousands)	2021	2020
Revenue:
Product revenue	$16,201	$9,318	$6,883
Service revenue	1,057	1,069	(12)
Total revenue	17,258	10,387	6,871
Cost of product revenue	8,445	4,866	3,579
Cost of service revenue	47	108	(61)
Gross profit	8,766	5,413	3,353
Operating expenses:
Research and development expenses	20,966	11,157	9,809
General and administrative expenses	26,349	8,023	18,326
Sales and marketing expenses	37,774	13,511	24,263
Total operating expenses	85,089	32,691	52,398
Loss from operations	(76,323)	(27,278)	(49,045)
Other income (expense):			—
Interest (expense), net	(3,618)	(18)	(3,600)
Other (expense) income, net	(1,628)	4,032	(5,660)
Net loss	$(81,569)	$(23,264)	$(58,305)
Revenue
Total revenue increased $6.9 million for the year ended December 31, 2021 compared to December 31, 2020. This consisted of an increase of $4.0 million for instruments and $2.9 million for consumables.
The increase in instruments revenue for the year ended December 31, 2021 was driven by an increase in unit sales generated from a larger commercial team, primarily hired in the second half of 2020, and new executive leadership with the addition of our Chief Commercial Officer in the second quarter of 2020. The increase in consumable revenue in 2021 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was 50.8% for the year ended December 31, 2021 compared to 52.1% for the year ended December 31, 2020. The gross profit percentage decrease was due to increased cost of raw materials in the year ended December 31, 2021.

Research and Development Expenses

	Year Ended December 31,		Period to period change
(in thousands)	2021	2020
Compensation related expenses	$9,863	$5,742	$4,121
Professional fees and sub-contractor	1,647	475	1,172
Prototyping	2,538	1,455	1,083
Recruiting	676	32	644
Lab materials	1,794	522	1,272
Supplies expense	3,113	2,215	898
Depreciation and amortization	291	287	4
Other	1,044	429	615
Total	$20,966	$11,157	$9,809
Research and development expenses increased by $9.8 million, or 87.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases in compensation related expenses of $4.1 million from hiring approximately 60 new hires year over year, a $1.2 million increase in professional fees, an increase of $0.6 million in recruiting expenses related to the 60 new hires, an increase of $0.9 million in supplies expense related to an increase in the number of demonstrations performed for potential customers, an increase of $1.3 million in lab materials, an increase of $1.1 million in prototyping for next generation product development and an increase of $0.6 million in other expenses related to supporting a larger research and development organization.
General and Administrative Expenses
General and administrative expenses increased by $18.3 million, or 228.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases in compensation related expenses of $9.8 million, including increased salary, bonus, benefits, and non-cash stock-based compensation, for additional personnel, including several executives, to support increased activities, an increase of $3.7 million of professional fees, including legal, consulting, accounting, and audit fees, an increase of $1.1 million in patent expenses, an increase of $0.9 million in recruiting expenses, an increase of $1.4 million in office related expenses and an increase of $1.4 million in various other expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $24.3 million, or 179.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases in compensation related expenses of $13.6 million, including increased salary, bonus, benefits, non-cash stock-based compensation, for additional sales and marketing personnel, consulting and professional fees of $3.3 million, advertising and promotion expenses of $2.6 million, recruiting expenses of $2.0 million, and various other office, selling and headcount related expenses of $2.8 million. Overall, the increase was driven by the increase in headcount to support our growth mission and the hiring of consultants to help us identify and expand into new markets, including worldwide markets.
Change in fair value of warrants and loan commitments
As a result of changes in fair value, we recognized a $4.5 million change in fair value adjustment of warrants and loan commitments for the year ended December 31, 2021, most of which is attributable to our conversion of warrant liability to equity upon IPO.
Interest expense
As a result of the Credit Agreement, we entered into on December 30, 2020, under which we borrowed $25.0 million on December 30, 2020 and $10.0 million on May 27, 2021, we had $31.6 million of borrowings outstanding as of December 31, 2021, and we recognized $3.6 million in interest expense for the year ended December 31, 2021.
Liquidity and Capital Resources
At December 31, 2021, we had $126.6 million in cash. Cash as of December 31, 2021 increased by $19.9 million compared to December 31, 2020, primarily due to the factors described under the heading “—Cash Flows” below. Our primary source of liquidity, other than cash on hand, has been cash flows from issuances of common stock in our IPO, issuances of preferred stock, debt financings and, to a lesser extent, grant income.
Cash Flows
Comparisons of the Years Ended December 31, 2021 and 2020
The following table provides information regarding our cash flows for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(86,507)	$(22,434)
Investing activities	(24,223)	(2,295)
Financing activities	130,655	103,999
Net increase in cash	$19,925	$79,270
Operating Activities
Net cash used in operating activities in the year ended December 31, 2021 primarily consisted of net loss of $81.6 million, plus net changes in operating assets and liabilities of $14.7 million, partially offset by net non-cash adjustments of $9.8 million. The primary non-cash adjustment to net income was the change in the fair value of warrants and loan commitment of $4.5 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, partially offset by increases in accounts payable and accrued expenses and other liabilities.
Net cash used in operating activities in the year ended December 31, 2020 primarily consisted of net loss of $23.3 million, partially offset by net non-cash adjustments of $1.6 million, plus net changes in operating assets and liabilities of $0.7 million. The primary non-cash adjustments to net income included share-based compensation of $0.5 million, depreciation and amortization expenses of $0.9 million, change in fair value of warrants of $0.1 million, and provision for warranty costs of $0.1 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventories and prepaid expenses and other current assets and partially offset by increases in accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities totaled $24.2 million in the year ended December 31, 2021. We purchased $3.8 million of property and equipment. We paid $20.4 million related to purchases of patents from third-parties.
Net cash used in investing activities totaled $2.3 million in the year ended December 31, 2020. We purchased $1.5 million of property and equipment. We paid $0.3 million related to patent costs that were capitalized. We also purchased licenses for $0.5 million.
Financing Activities
Net cash provided by financing activities was $130.7 million in the year ended December 31, 2021. We raised cash through our IPO with net proceeds of $110.5 million. We also borrowed the Tranche B term loan under our Credit Agreement, with net proceeds of $10.0 million.
Net cash provided by financing activities was $104.0 million in the year ended December 31, 2020. We raised cash through the issuance of Series C-2 and Series D redeemable convertible preferred stock, with net proceeds of $79.9 million. In addition, we received $24.1 million in net proceeds under the Credit Agreement.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development efforts and expand our business efforts. Furthermore, we have incurred and will continue to incur additional costs as a result of being a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•the costs of operating as a public company
Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, and, to a lesser extent, grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, consisting of a $25.0 million Tranche A term loan and a $25.0 million Tranche B term loan. The Tranche A term loan of $25.0 million was drawn at the initial closing of the Credit Agreement on December 30, 2020. The Credit Agreement was amended on May 27, 2021 to split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan and a $15.0 million Tranche C term loan. The Tranche B term loan of $10.0 million was drawn on May 27, 2021. Our ability to draw the $15.0 million Tranche C term loan originally remained available through March 31, 2022 subject to several conditions, including achieving total revenue of at least $20.0 million for the twelve month period then most recently ended. Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.50% (11.25% at December 31, 2021). Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025.

In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the total minimum revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022.

On March 30, 2022, we entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including pro forma compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022.

We have multiple operating lease commitments for office and manufacturing space and equipment, which expire through 2026. The future rental payments required to be made by the Company under the operating leases are approximately as follows:

(in thousands)	Year Ended December 31,
2022	$1,523
2023	1,386
2024	1,328
2025	1,187
2026	687
Thereafter	—
Total	$6,111
In connection with our entry into a Patent Purchase Agreement (the “Patent Purchase Agreement”) on May 12, 2021 with QIAGEN Sciences, LLC and QIAGEN GmbH (the “Sellers”), we entered into a Supply Agreement with one of the Sellers pursuant to which they have agreed to supply certain reagents to us, and we have agreed to certain annual minimum purchases. The future minimum purchase values are as follows:

(in millions)	Year Ended December 31,
2022	$2.5
2023	4.0
2024	5.0
2025	7.0
2026	9.0
2027	10.0
Total	$37.5
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements. In addition to the accounting policies discussed below, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2” for other significant accounting policies.
Revenue Recognition
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and chip consumables. Service revenue primarily consists of revenue generated from measuring immune responses using the Company’s technology.
The Company recognizes revenue when control of products and services is transferred to customers in an amount that reflects the consideration the Company expects to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract prices to distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The contract price is allocated to each performance obligation in proportion to its standalone selling price. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by management, adjusted for applicable discounts.
The Company records revenue from product sales when performance obligations under the terms of a contract with customers are satisfied. Generally, this occurs with the transfer of control of the goods to customers at the time of shipment. The Company also generates service revenues by measuring immune responses using the Company’s technology. The Company recognizes service revenue when performance obligations under the terms of a contract with customers are satisfied, which is generally at the time the analysis data is made available to the customer or agreed-upon milestones are reached. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when collection becomes doubtful.
Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as sales and marketing expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.
Share-Based Compensation
Our determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.
The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
As there had been no public market for our common stock prior to our IPO, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using one or more of the following methods: the option pricing method (“OPM”), the probability-weighted expected return method (“PWERM”) or the hybrid method, which combines both the OPM and the PWERM. The OPM uses market approaches to estimate our enterprise value and treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of a liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes considered by us, as well as the economic and control rights of each share class.
In addition to considering the results of these third-party valuations, our board of directors considered both objective and subjective factors, including:
•the prices at which we sold our redeemable convertible preferred stock and the superior rights and preferences of the redeemable convertible preferred stock relative to our common stock at the time of each grant;
•the progress of our research and development;

•our stage of development and our business strategy;
•external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•the lack of an active public market for our common stock and our redeemable convertible preferred stock; and
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company in light of prevailing market conditions.
Expected Term—We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (10 years).
Expected Volatility—Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.
Expected Dividend—We have not issued any dividends in our history and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
Estimates of the fair value of common stock are no longer necessary to determine the fair value of new awards in periods ended after the closing of our IPO, since the underlying shares have begun trading publicly.
Valuation of warrants
Prior to our IPO, we issued warrants exercisable into Series A-2 redeemable convertible preferred stock and Series D redeemable convertible preferred stock in connection with debt issuances. These warrants were classified as liabilities on our consolidated balance sheets as of December 30, 2020, as we determined that they met the definition of a freestanding financial instrument since they are legally detachable and also determined that such instruments represent forward sale contracts on redeemable shares and, accordingly, the instruments should be accounted for as a liability separate from the redeemable convertible preferred stock. They are reported at fair value at inception with an allocation of the proceeds from the debt issued. We remeasure these liabilities to fair value at each reporting date, and immediately prior to exercise or settlement, and recognize changes in the fair value of the liabilities in our consolidated statements of operations recorded as “change in fair value of warrants.” The warrant exercisable into Series A-2 redeemable convertible preferred stock was exercised on May 11, 2021, at an exercise price of $12.58608 per share for 3,178 shares of Series A-2 redeemable convertible preferred stock. Upon closing of the IPO on October 12, 2021, the warrant exercisable into Series D redeemable convertible preferred stock was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, the exercise price of the warrants has been changed from $9.62 per warrant share to $6.00 per warrant share. The common stock warrant is no longer considered “potentially redeemable” and the fair value of the warrant liability as of October 12, 2021 has been reclassified from liabilities to equity in accordance with ASC 480 for the year ended December 31, 2021.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

The JOBS Act
The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash of $126.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of December 31, 2021, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are exposed to changes in the U.S. dollar based short term rates, specifically LIBOR. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowing indexed to LIBOR, such as borrowing under our Credit Agreement, which bear interest at a per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.5%.

With the transition away from LIBOR, borrowings under our Credit Agreement will be subject to an interest rate based on an alternate index to be agreed upon under the Credit Agreement; provided that if such alternate rate of interest shall be less than 1.75%, such rate shall be deemed to be 1.75% for the purposes of the Credit Agreement.

Item 8. Financial Statements and Supplementary Data

ISOPLEXIS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm [Deloitte & Touche LLP, Hartford, CT Auditor Firm ID: 34]	67
Consolidated Balance Sheets at December 31, 2021 and 2020	68
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020	69
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020	70
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of IsoPlexis Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of IsoPlexis Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021 and the related notes, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Hartford, CT
March 30, 2022
We have served as the Company's auditor since 2020.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets:
Cash	$126,566	$106,641
Accounts receivable, net	4,100	2,922
Inventories, net	24,299	3,955
Prepaid expenses and other current assets	3,478	2,156
Total current assets	158,443	115,674
Property and equipment, net	5,778	3,227
Intangible assets, net	21,008	1,643
Other assets	2,243	3,061
Total assets	$187,472	$123,605
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,839	$2,137
Accrued expenses and other current liabilities	7,827	2,129
Deferred revenue	915	356
Total current liabilities	13,581	4,622
Warrant liability	—	4,637
Long-term debt	31,646	22,137
Total liabilities:	45,227	31,396
Commitments and Contingencies (Notes 10, 13 and 14)
Redeemable convertible preferred stock, $0.001 par value, zero and 3,442,340 shares authorized at December 31, 2021 and 2020, respectively; zero and 3,211,652 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	143,460
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at December 31, 2021 and 2020, respectively; and zero shares issued or outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 39,036,010 and 2,133,904 shares issued and outstanding as of December 31, 2021 and 2020, respectively	39	2
Additional paid-in capital	276,179	1,151
Accumulated deficit	(133,973)	(52,404)
Total stockholders’ equity (deficit)	142,245	(51,251)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$187,472	$123,605
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Revenue
Product revenue	$16,201	$9,318
Service revenue	1,057	1,069
Total revenue	17,258	10,387
Cost of product revenue	8,445	4,866
Cost of service revenue	47	108
Gross profit	8,766	5,413
Operating expenses:
Research and development expenses	20,966	11,157
General and administrative expenses	26,349	8,023
Sales and marketing expenses	37,774	13,511
Total operating expenses	85,089	32,691
Loss from operations	(76,323)	(27,278)
Other income (expense):
Interest expense, net	(3,618)	(18)
Other (expense) income, net	(1,628)	4,032
Net loss	$(81,569)	$(23,264)
Accrued dividends on preferred stock	(10,455)	(6,137)
Net loss attributable to common stockholders	$(92,024)	$(29,401)
Basic and diluted net loss per common share	$(8.99)	$(14.06)
Weighted-average common shares outstanding—basic and diluted	10,239,869	2,090,392
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	412,174	$19,929	—	$—	2,083,568	$2	$604	$(29,140)	$(28,534)
Issuance of Preferred Stock, net of issuance cost of $124	—	—	—	—	—	—	—	—	—	—	103,044	5,000	975,039	74,876	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,336	—	30	—	30
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,264)	(23,264)
Balance at December 31, 2020	253,862	1,596	290,002	3,623	376,061	6,606	237,183	6,991	564,287	24,839	515,218	24,929	975,039	74,876	2,133,904	2	1,151	(52,404)	(51,251)
Issuance of Preferred Stock, net of issuance cost of $0	—	—	3,178	247	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	167,044	1	69	—	70
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,083	—	2,083
Conversion of preferred stock	(253,862)	(1,596)	(293,180)	(3,870)	(376,061)	(6,606)	(237,183)	(6,991)	(564,287)	(24,839)	(515,218)	(24,929)	(1,105,045)	(84,876)	26,758,688	27	153,680	—	153,707
Accrued dividend on preferred shares converted to common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,643,374	1	(1)	—	—
Issuance of common stock from initial public offering, net of underwriting and issuance costs of $14,451	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,333,000	8	110,537	—	110,545
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,660	—	8,660
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,569)	(81,569)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,036,010	$39	$276,179	$(133,973)	$142,245
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(81,569)	$(23,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,307	879
Provision for warranty costs	250	100
Change in fair value of warrants and loan commitment	4,460	85
Amortization of debt discount	350	—
Stock-based compensation	2,083	517
Provision for excess and obsolete inventories	301	—
Changes in operating assets and liabilities:
Accounts receivable	(1,178)	(76)
Inventories	(20,645)	(762)
Prepaid expenses and other current assets	(1,322)	(1,696)
Other assets	(253)	(25)
Accounts payable	2,702	659
Accrued expenses and other current liabilities	5,448	1,064
Deferred revenue	559	85
Net cash used in operating activities	(86,507)	(22,434)
Cash flows from investing activities
Purchases of property and equipment	(3,798)	(1,442)
Payments for patents acquired and capitalized	(20,425)	(333)
Purchases of license	—	(520)
Net cash used in investing activities	(24,223)	(2,295)
Cash flows from financing activities
Proceeds from exercise of Series A-2 preferred stock warrants	40	—
Proceeds from issuance of Series C-2 preferred stock	—	5,000
Proceeds from issuance of Series D preferred stock	10,000	75,000
Preferred stock issuance costs	—	(124)
Proceeds from initial public offering of common stock, net of underwriting fees of $8,750	116,247	—
Proceeds received from borrowings on credit agreement	10,000	25,000
Initial public offering costs paid	(5,702)	—
Debt issuance cost paid	—	(907)
Exercise of common stock options	70	30
Net cash provided by financing activities	130,655	103,999
Net change in cash	19,925	79,270
Cash beginning	106,641	27,371
Cash ending	$126,566	$106,641
Non-cash investing and financing activities
Transfer of Tranche B loan commitment to contra-debt upon additional borrowing under credit agreement	$841	$—
Exercise of Series A-2 preferred stock warrants	$207	$—
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering (including $24.7 million of accrued dividends)	$153,707	$—
Conversion of preferred stock warrants to common stock warrants	$8,660	$—
Fair value of warrants issued with credit agreement	$—	$4,430
Fair value of loan commitment	$—	$2,240
Supplemental disclosure of cash flow information
Cash paid for interest	$3,575	$21
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Nature of operations
IsoPlexis Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware in March 2013. The Company is a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. The Company’s award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in-vivo biology and develop more precise and personalized therapies. The Company’s products have been adopted by researchers around the world, including each of the top 15 global pharmaceutical companies by revenue and by approximately 67% of the comprehensive cancer centers in the United States. On December 28, 2018, the Company created IsoPlexis UK Limited (“IsoPlexis UK”), which has remained dormant. IsoPlexis (Shanghai) Trading Co., Ltd. was created on October 9, 2021.
Stock Split
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
Initial public offering
On October 12, 2021, the Company closed an initial public offering (“IPO”) of its Common Stock through an underwritten sale of 8,333,000 shares of Common Stock at a price of $15.00 per share. The aggregate net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $110.5 million. The net proceeds from the IPO will be used for general corporate purposes.
Preferred stock conversion
Upon closing of the IPO on October 12, 2021, all 3,344,836 shares of redeemable convertible preferred stock that were outstanding immediately prior to the closing of the IPO automatically converted into 26,758,688 shares of Common Stock. In addition, the Company issued 1,643,374 shares of Common Stock to the holders of the redeemable convertible preferred stock outstanding immediately prior to the closing of the IPO in respect of accrued dividends thereon accrued to but not including October 12, 2021, based on the IPO price of $15.00 per share.
COVID-19
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
At this stage, the impact on the Company’s business and results has not been significant and based on the Company’s experience to date, management expects this to remain the case. The Company will continue to follow the various government policies and advice.
Liquidity and ability to continue as a going concern

The accompanying financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Since its inception, the Company has incurred net losses and negative cash flows from operations.

During the years ended December 31, 2021 and 2020, the Company incurred a net loss of $81.6 million and $23.3 million, respectively, and used $86.5 million and $22.4 million in cash for operations, respectively. In addition, as of

December 31, 2021, the Company had an accumulated deficit of $134.0 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

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

The Company is subject to risks common to companies in the life sciences industry. There can be no assurance that the Company’s research and development will be successful, that adequate protection for its intellectual property will be maintained, that any products developed will obtain required regulatory approval, or that any approved products will be commercially viable.
Note 2 - Summary of significant accounting policies
Basis of presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IsoPlexis UK Limited and IsoPlexis (Shanghai) Trading Co., Ltd. All intercompany transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are those used in the determination of the fair value of warrant liabilities, useful lives of long-lived assets, and estimated fair value of common stock for purposes of recording equity-based incentive compensation prior to the Company’s IPO.
Cash
The Company maintains its cash with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

Accounts receivable, net

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company maintains an allowance for doubtful accounts for estimated losses.

Inventories, net

Inventories are valued at the lower of cost or market. Inventories are accounted for using the first-in, first-out method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory, shrinkage, and scrap are recorded based primarily on the Company’s estimated forecast of product demand and production requirements.
Product and services revenue and cost of sales
The Company primarily generates product revenue from the sale of single cell diagnostic equipment and consumables and also generates service revenues by measuring immune responses using the Company's technology.

The Company recognizes revenue when and as control of products and services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled from customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction prices to each performance obligation in the contract, and recognizing revenue when or as the performance obligations have been satisfied. Revenue recognition for contracts with multiple performance obligations is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The transaction price is allocated to each performance obligation in proportion to its standalone selling price. If the product or service has no history of standalone sales or if the sales volume is not sufficient, the Company estimates standalone selling price maximizing the use of observable inputs such as expected cost plus a reasonable margin and competitor pricing.
The Company contracts with its customers based on purchase orders, which are short-term single orders. The Company records revenue from sales of single cell diagnostic equipment and consumables when performance obligations under the terms of a contract with customers are satisfied, which is when control of the goods is transferred to the customer at the time of shipment. Invoicing typically occurs upon shipment and payment is typically due within 30 days from invoice. Product returns are minimal and must be requested by the customer within 72 hours of receipt. The Company recognizes service revenue when performance obligations under the terms of a contract with customers are satisfied, which is generally at the time the analysis data from measuring immune responses using the Company’s technology is made available to the customer. The Company also generates revenues through the sale of extended service type warranties, which are recognized ratably over the contract term as the Company is standing ready to provide services when and if needed.
Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as sales and marketing expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.
Cost of products and services revenue consists of labor, components and overhead costs related to the products sold and services delivered, as well as royalty expense and amortization under the license technology agreements described in Note 13. The amortization of capitalized intangible assets is recognized in cost of product and service revenue. The amortization of purchased intangible assets is recognized in general and administrative operating expenses. Once products begin selling that utilize the purchased intangibles technology, amortization is recorded to cost of product and service revenue.
The Company makes judgements as to its ability to collect outstanding receivables and provides allowances when collections becomes doubtful.
As of December 31, 2021 and 2020, no single customer represented 10% or more of revenue or accounts receivable.
Property and equipment
Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is recorded over the shorter of the estimated useful life of the asset or remaining lease term.
The estimated useful lives of the major classes of property and equipment as generally as follows:

Estimated Useful Lives
Furniture and equipment	3 to 7 years
Computers and technology	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life (approximately 3 to 5 years)

Patents
Costs related to filing and pursuing patent applications for products that have reached technological feasibility are capitalized and amortized over the estimated period to be benefited, not to exceed the patent lives, which may be as long as 17 years. Patent costs are amortized as part of cost of product and service revenue. The Company periodically evaluates capitalized patent costs to determine if any amounts should be written down. Patent costs for products that have not reached technological feasibility are expensed as incurred in general and administrative expenses since recoverability of such expenditures is uncertain.
License agreements
The Company has entered into and may continue to enter into license agreements to access and utilize certain technology. The Company evaluates if the license agreement results in acquisition of an asset or a business and then determines if the acquired asset has the ability to generate revenues or is subject to regulatory approval. When regulatory approval is not required and there is a probable future benefit from the license, the Company records the license as an asset and amortizes it over the estimated economic life. The Company records the amortization as a cost of product and service revenue.
Leases
The Company records rent expense on a straight-line basis over the life of the lease. In cases of escalating rental payments, the Company records rent expense on a straight-line basis with an offset to deferred rent liability.
Shipping and handling
Shipping and handling expenses are included in cost of product revenue.
Research and development state tax credits
Research and development (“R&D”) tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits a qualified small business engaged in R&D activities within Connecticut to exchange its unused R&D tax credits for a cash amount equal to 65% of the value of exchanged credits, are recorded as a receivable and other income in the year the R&D tax credits relate to, as it is reasonably assured that the R&D tax credits will be received, based upon the Company’s history of filing for and receiving the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets. The Company has recorded $0.6 million and $0.4 million of R&D tax credits receivable as of December 31, 2021 and 2020, respectively.

Loan commitment

The Company’s Credit Agreement (see Note 7) contains a commitment from the lender for a third tranche of debt under certain conditions. The Company has determined the commitment represents a freestanding financial instrument under the definition provided within the ASC Glossary, and therefore has initially recorded it at fair value, with reductions in fair value that have occurred each period recorded in earnings. The balance of $1.2 million and $2.2 million is included in other assets in the consolidated balance sheet at December 31, 2021 and 2020, respectively.

Detachable warrants

The Company accounts for detachable warrants on its preferred stock as freestanding financial instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 840”) which requires the Company to separately account for the detachable warrants at fair value. Under liability classification prior to the IPO, the fair value used for the warrants was calculated using the Black-Scholes valuation model. Upon IPO, the warrants were converted into common stock warrants and as a result of meeting the criteria for equity classified instruments in ASC 480, were reclassified into equity at the fair value at conversion. See Notes 3 and 7.
Fair value measurements
The fair value of assets and liabilities are based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
To the extent that valuation is based on models or inputs that are less observable in the market, the determination of fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Financial instruments measured at fair value on a recurring basis include loan commitment assets and warrant liabilities (Note 3). The fair value was determined based on Level 3 inputs as described in Note 3. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.
There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2021 or 2020. The company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2021 or 2020.
Income taxes
The Company has adopted the accounting guidance within ASC 740 on uncertainties in income taxes. ASC Topic 740, Income Taxes, (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Deferred income taxes result primarily from temporary differences between the recognition of stock-based compensation and certain other expenses for both financial statement and income tax reporting purposes as well as net operating loss and tax carryforwards. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.
The Company has no unrecognized tax benefits at December 31, 2021 and 2020 and its income tax returns after for prior years in which a net operating loss was incurred and carried forward are subject to audit by the applicable taxing authorities. The Company will recognize any interest and penalties associated with tax matters as part of income tax expense.
Stock-based compensation
The Company measures stock option awards made to employees and directors based on the estimated fair values of the awards and recognizes the compensation expense over the requisite service period. ASC 718, Stock Compensation, requires the recognition of stock-based compensation expense, using a fair value-based method, for costs related to all stock options granted. Stock-based compensation awards consist of stock options and restricted stock awards, which function similar to restricted stock units. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the estimated fair value of its common stock as well as other variables including, but not limited to, the expected term that stock options will remain outstanding, the expected common stock price volatility over the term of the stock option, risk-free interest rates and expected dividends.
The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the stock option award, known as the requisite service period, on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. The grant date is determined based on the date when a mutual understanding of the key terms of the stock option awards are established.
Due to the lack of Company-specific historical implied volatility data, the Company bases its computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.
Prior to the IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The estimated fair value of the Company’s common stock was determined at each grant based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace.
Estimates of the fair value of common stock are no longer necessary to determine the fair value of new awards in periods ended after the closing of the IPO since the underlying shares have begun trading publicly.
Impairment of long-lived and intangible assets
The Company evaluates the recoverability of its long-lived assets, which include property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If that review indicates that the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value. There were no impairment indicators in 2021 or 2020.
Preferred stock
The Company records all shares of redeemable preferred stock at their respective fair values less issuance costs on the dates of issuance. As of December 31, 2020, preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events, which are events that are not considered solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable. All series of preferred stock outstanding as of October 12, 2021 were converted into common stock as a result of the Company’s IPO. The Company’s Amended and Restated Certificate of Incorporation dated October 12, 2021, authorizes preferred shares that are not subject to redemption or conversion. No preferred shares are issued or outstanding as of December 31, 2021.
Derivatives
Upon issuing financial instruments, the Company assesses whether the nature of the host contract and any of the features embedded within the financial instrument could be considered derivatives that require bifurcation. In determining whether the embedded features represent derivatives that could require bifurcation, the Company assesses whether the economic characteristics of embedded features are not clearly and closely related to the economic characteristics and risks of the remaining component of the financial instruments (i.e., the host contracts), whether the instrument is measured at fair value with changes in fair value reported in earnings as they occur and whether a separate, non-embedded instrument with the same terms as the embedded instruments would meet the definition of a derivative instrument. When it is determined that all of the criteria above are met, the embedded derivative is separated from the host contract and carried at fair value with any changes in fair value recorded in current period earnings.

Research and development costs
Research and development expenses consist of costs incurred to develop an automated method and instrument and consumable assay (platform) that proves feasibility and expands the capability of the Company's technology. Research and development expenses include personnel costs for the Company’s research and product development employees, as well as non-personnel costs such as facilities and overhead costs attributable to research and development, and professional fees payable to third parties for research services. Research and development costs are expensed as incurred.
Product warranties
The Company generally provides a one-year warranty on instruments. At the time revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the warranty reserve for adequacy and adjusts the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. Product warranties are meant to ensure all the Company’s instruments are operating effectively and based on the terms of the purchase or service agreement.
Foreign currency transactions

The Company is subject to foreign currency transaction gains and losses as certain transactions are denominated in foreign currencies. We recognized an immaterial amount of foreign currency transaction losses for the years ended December 31, 2021 and 2020. These amounts have been included in Other income and (expense), net in the Consolidated Statement of Operations.
Net loss per share attributable to common stockholders
The Company calculates basic net loss per share and diluted net loss per share using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable preferred stock contained a cumulative annual dividend right whether or not declared, which after consideration increases the net loss available to common stockholders. The Company’s redeemable preferred stock also contained participation rights in any dividend paid by the Company as well as residuals in liquidation and were deemed to be participating securities. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which net loss is recorded. Except where the result would be antidilutive to net income (loss), diluted net income (loss) per share is computed assuming the exercise of common stock options and the conversion of outstanding shares of preferred stock.
Segment information
Operating segments are defined as components of an enterprise for which discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The Company manages its operations as a single segment for the purposes of allocating resources, assessing performance, and making operating decisions. For revenue by geographic area see Note 4.

Immaterial correction of prior period financial statements

The Company has corrected the previously issued financial statement for the year ended December 31, 2020, as the result of an error identified in the calculation of cumulative dividends on the previously outstanding preferred stock. The correction resulted in an increase of $4.1 million in accrued dividends presented for the year ended December 31, 2020, from $2.0 million previously reported to $6.1 million as corrected. The correction also had the impact of increasing the net loss attributable to common stockholders by the same amount, from $25.2 million to $29.4 million, with a corresponding change in net loss per share of $1.99, from $12.07 to $14.06. The correction had no impact on total net loss presented in the statement of operations and had no impact on the consolidated balance sheets, statement of changes in redeemable preferred stock and shareholders’ deficit or statement of cash flows.
New accounting standards not yet effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. The Company adopted the standard on January 1, 2022, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2022. The Company is finalizing its evaluation of the impact that the adoption will have on the consolidated financial statements and estimates a range of $5.0 million to $5.8 million of right-of-use assets and lease liabilities will be recognized upon adoption.
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
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment asset	$—	$—	$1,169	$1,169

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$4,637	$4,637
Loan commitment asset	$—	$—	$2,240	$2,240
Under ASC 480, the preferred stock warrants (see Note 7) were freestanding financial instruments that qualified as liabilities required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement. The warrant exercisable into Series A-2 redeemable convertible preferred stock was exercised on May 11, 2021, at an exercise price of $12.58606 per share for 3,178 shares of Series A-2 redeemable convertible preferred stock. Upon closing of the IPO on October 12, 2021, the warrant held by Perceptive Credit Holdings III, LP to purchase Series D redeemable convertible preferred stock was converted to a warrant exercisable to purchase 811,374 shares of common stock under the same terms as the original warrant. This common stock warrant is no longer considered “potentially redeemable” and the outstanding balance of the warrant liability has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021.

The fair value of the warrant liability was estimated using a Black-Scholes Option Pricing Model, with the following significant unobservable inputs (Level 3):

	October 12, 2021	December 31, 2020
	Series D	Series A-2	Series D
Stock price	$124.62	$76.92	$76.92
Exercise price	$76.92	$12.59	$76.92
Expected term (in years)	9.2	4.7	10
Volatility	55%	50%	50%
Dividend rate	—%	—%	—%
Risk-free interest rate	1.45%	0.36%	0.93%
The Company’s volatility was estimated at each valuation date based on the price history for guideline companies looking back over the number of years equal to the expected term. The Company did not change the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.
The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.12% and 13.98% at December 31, 2021 and 2020, respectively.
The following table presents changes during the years ended December 31, 2021 and 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balances at January 1, 2020	$—	$—	$122
Issuance	2,240	4,430	—
Change in estimated fair value	—	—	85
Balances at December 31, 2020	2,240	4,430	207
Exercise of warrant	—	—	(207)
Exercise of Tranche B loan commitment	(841)	—	—
Change in estimated fair value	(230)	4,230	—
Conversion to common share warrant	—	(8,660)	—
Balances at December 31, 2021	$1,169	$—	$—

The above fair value measurements are sensitive to changes in underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement. The full amount of the Tranche B term loan was drawn and $0.8 million was reclassified from the loan commitment to debt discount on May 27, 2021. As of December 31, 2021, $15.0 million under Tranche C originally remained available through March 31, 2022.

On March 30, 2022, we entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including pro forma compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022. In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022, the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share.
Changes in fair value of the warrants and loan commitment is included in other expense (income), net in the consolidated statements of operations.

Note 4 - Revenue
The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in single cell research equipment. Service and other revenue primarily consists of revenue generated from measuring immune responses using the Company’s technology.
Revenue by source

	Year Ended December 31,
(in thousands)	2021	2020
Instruments	$11,420	$7,432
Consumables	4,781	1,886
Extended service warranty	681	357
Other service revenue	376	712
Total revenue	$17,258	$10,387
Revenue by geographic area

	Year Ended December 31,
Based on region of destination (in thousands)	2021	2020
Americas(1)	$12,798	$7,558
Europe(2)	2,289	878
Greater China(3)	1,311	1,129
Asia-Pacific(4)	860	822
Total revenue	$17,258	$10,387
________________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, France, Czech Republic, Spain, Germany, Sweden, Italy, Israel and Switzerland
(3)Region includes revenue from China and Taiwan
(4)Region includes revenue from Singapore, Japan, Australia, and Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.9 million, of which substantially all is expected to be recognized as revenue during 2022.
Contract balances
Contract balances represent amounts presented in the consolidated balances sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of December 31, 2021 and 2020 was $0.9 million and $0.4 million respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded in 2021 included $0.1 million of previously deferred revenue that was included in contract liabilities as of December 31, 2020.

Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2021	2020
Accounts receivable	$4,146	$2,972
Allowance for doubtful accounts	(46)	(50)
Total accounts receivable, net	$4,100	$2,922

	December 31,
(in thousands)	2021	2020
Allowance for doubtful accounts, beginning of year	$50	$50
Write-offs of uncollectable accounts	(4)	—
Provision for allowance for doubtful accounts	—	—
Allowance for doubtful accounts, end of year	$46	$50
Inventories, net consists of the following:

	December 31,
(in thousands)	2021	2020
Raw materials	$22,179	$3,631
Work in process	—	28
Finished goods	2,481	356
Reserve for excess and obsolete inventory	(361)	(60)
Total inventories, net	$24,299	$3,955
Property and equipment, net consist of the following:

	December 31,
(in thousands)	2021	2020
Furniture and equipment	$5,585	$2,848
Computers and technology	2,139	1,453
Leasehold improvements	1,073	698
Total	8,797	4,999
Accumulated depreciation	(3,019)	(1,772)
Property and equipment, net	$5,778	$3,227
Depreciation expense was $1.2 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation	$3,656	$867
Accrued operating expenses	3,556	1,081
Other, including warranties	615	181
Total accrued liabilities	$7,827	$2,129
Accrued compensation includes commissions of $0.9 million, vacation of $0.4 million, and bonuses of $2.2 million at December 31, 2021 compared to commissions of $0.4 million, vacation of $0.2 million and bonuses of $0.2 million at December 31, 2020. Accrued compensation increased significantly due to the increase in number of employees hired year over year. Accrued operating expenses as of December 31, 2021 and 2020 primarily consists of accrued vendor payments and professional services fees of $1.8 million and $0.6 million, respectively.

Note 6 - Intangible assets
Intangible assets consist of the following:

	December 31, 2021
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,607	$981	$20,626
Capitalized licenses	1 - 4	670	288	382
Total intangible assets		$22,277	$1,269	$21,008

	December 31, 2020
(in thousands)	Remaining Useful Life	Gross	Accumulated Amortization	Net
Patents	8 - 14	$1,182	$52	$1,130
Capitalized licenses	2 - 5	670	157	513
Total intangible assets		$1,852	$209	$1,643
Amortization expense was $1.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The amortization of capitalized intangible assets is recognized in cost of product and service revenue. The amortization of purchased intangible assets is recognized in general and administrative operating expenses.
On May 12, 2021, the Company entered into a Patent Purchase Agreement to purchase a collection of 86 patents related to DNA and RNA sequencing for an aggregate purchase price of $20.0 million. The Company closed the acquisition on May 15, 2021.
The estimated annual amortization of intangible assets for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2022	$1,675
2023	1,675
2024	1,675
2025	1,592
2026	1,564

Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement with a significant equity investor, of which the Company borrowed $25.0 million immediately upon closing. In May 2021, the Company borrowed an additional $10.0 million. An additional $15.0 million originally remained available through March 31, 2022 subject to a revenue milestone, defined as total revenue of at least $20.0 million over the twelve-month period most recently ended. On March 30, 2022, we entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including pro forma compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022.

Borrowings under the Credit Agreement bear interest at the one-month LIBOR, with a 1.75% floor, plus a 9.50% margin (11.25% at December 31, 2021). Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and minimum revenue amounts measured on a quarterly basis. On October 29, 2021, the Company entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending September 30, 2021 and December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, will resume being tested for the twelve months ending March 31, 2022.

The total minimum revenue covenant requirements for the next twelve months are as follows:

Twelve-Month Period Ended	Minimum Total Revenue (in thousands)
March 31, 2022	$16,797
June 30, 2022	18,256
September 30, 2022	21,722
December 31, 2022	26,545

In connection with the Credit Agreement closing, the Company issued to the lender warrants to purchase 97,504 shares of Series D preferred stock. The warrants have a 10-year contractual life and an exercise price of $76.92 per warrant share. The fair value at issuance was estimated at $4.4 million and was recorded as a warrant liability. Upon closing of the IPO on October 12, 2021, the Series D redeemable convertible preferred stock warrant was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, the exercise price of the warrants has been changed from $9.62 per warrant share to $6.00 per warrant share. This common stock warrant is no longer considered “potentially redeemable” and the fair value of the warrant liability as of October 12, 2021 has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021 (see Note 3).

In addition, given that the Credit Agreement contained additional tranches of potential borrowings at inception, the Company identified and recorded within other assets on the balance sheet a $2.2 million asset related to future loan commitments at December 30, 2020. During 2021, $0.8 million was reclassified as a reduction in the carrying value of the $10.0 million tranche drawn in May 2021 on a pro-rata basis, and will be amortized over the remaining term of the debt. As of December 31, 2021, a $1.2 million asset related to the future loan commitment remains within other assets on the balance sheet. The Company determined that the loan commitment meets the definition within ASC 480 as a freestanding financial instrument to be recorded at fair value given that it is both (1) legally detachable per the explicit ability provided to the creditor allowing it to assign all or part of its interest under the Credit Agreement to any person or entity; and (2) separately exercisable given that it can be exercised or not exercised at the Company’s option without impacting the outstanding balance of the original $25.0 million borrowed upon execution of the Credit Agreement. The remaining proceeds were allocated to the value of the initial debt borrowed and the discount resulting on such debt is being amortized over the term of the Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate takes effect. After December 31, 2021, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate (“SOFR”), which is deemed a replacement benchmark for LIBOR under the Credit Agreement, or an alternate index to be agreed upon; provided that if such alternate rate of interest shall be less than 1.75%, such rate shall be deemed to be 1.75% for the purposes of the Credit Agreement. Between December 31, 2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

Note 8 - Equity
Common stock

As of December 31, 2021 and 2020, the Company had authorized 400,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”), of which a total of 39,036,010 shares and 2,133,904 shares were outstanding, respectively.

Preferred stock

Upon closing of the IPO on October 12, 2021, all 3,344,836 shares of redeemable convertible preferred stock that were outstanding immediately prior to the closing of the IPO automatically converted into 26,758,688 shares of Common Stock. In addition, the Company issued 1,643,374 shares of Common Stock to the holders of the redeemable convertible preferred stock outstanding immediately prior to the closing of the IPO in respect of accrued dividends thereon accrued to but not including October 12, 2021, based on the IPO price of $15.00 per share.

Redeemable preferred stock prior to conversion was as follows:

(in thousands, except share amounts)	Series A	Series A-2	Series B	Series B-2	Series C	Series C-2	Series D
Preferred Shares authorized	253,862	293,180	376,061	237,183	564,287	515,218	1,202,549
Preferred Shares outstanding prior to conversion	253,862	293,180	376,061	237,183	564,287	515,218	1,105,045
Aggregate liquidation preference	$2,849	$5,930	$9,890	$9,724	$31,241	$28,676	$90,315
Under the Amended and Restated Certificate of Incorporation filed upon the Company’s IPO, the Company authorized 20,000,000 shares of non-redeemable preferred stock, $0.001 par value per share (“Preferred Stock”), of which no shares were outstanding at December 31, 2021.

Note 9 - Equity based compensation
The Company's 2014 Stock Plan (the “2014 Plan”) provided for the granting of stock options or restricted stock to key employees, officers, directors and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2014 Plan.

The Company’s 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”) was adopted by its board of directors and became effective on October 7, 2021. Following the IPO, all equity-based awards are granted under the 2021 Plan. The 2021 Plan provides for the grant of both non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred share units, cash incentive awards and other equity-based or equity-related awards to the Company’s employees, officers, directors and consultants. The terms of equity awards granted under the 2021 Plan to date are consistent with those granted under the 2014 Plan, as described below. The maximum number of shares of common stock reserved under the 2021 Plan is 3,271,801, plus the number of shares of the Company’s common stock underlying awards under the 2014 Plan, not to exceed 5,113,324 shares, that become available again for grant under the 2014 Plan in accordance with its terms. The share pool will automatically increase on January 1 of each year beginning with January 1, 2022 by the lesser of (i) five percent (5%) of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and (ii) such number of shares of common stock determined by the Compensation Committee.
Stock options
Stock options expire 10 years from the date of grant. The stock options and restricted stock awards generally vest 25% upon the one-year anniversary of the service inception date and then ratably each month over the remaining 36 months. Upon termination of service, any unvested stock options are forfeited and returned to the Company. Vested stock options that are not exercised within the specified period, according to the terms and conditions of the option plan, following the termination as an employee, consultant, or service provider to the Company are surrendered back to the Company. Those stock options are added back to the 2021 Plan and made available for future grants. Compensation cost is recorded on a straight-line basis over the requisite service period of the award based on the fair value of the options issued on the measurement date.
The following table summarizes stock option activity for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2020	3,076,904	$0.72	7.2
Granted	2,289,400	4.95
Forfeited	(93,982)	1.74
Exercised	(167,044)	0.47
Outstanding as of December 31, 2021	5,105,278	$2.62	7.7	$34,125
Vested and expected to vest as of December 31, 2021	5,105,278	$2.62	7.7	$34,125
Exercisable at December 31, 2021	2,536,521	$0.74	6.2	$21,441
The weighted-average grant-date fair value of stock options awarded during the years ended December 31, 2021 and 2020 was approximately $6.36 per share and $0.59 per share, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2021 and 2020 were $66,000 and $44,000, respectively. As of December 31, 2021, there was a total of $12.8 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.4 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.94% - 1.40%	0.22%
Expected term (in years)	7	7
Expected volatility	50%- 55%	50%
Expected dividend yield	—	—
Exercise prices	$1.83 - $15.05	$1.03
Estimated fair value of common stock	$4.20 - $15.05	$1.03 - $1.50
The risk-free interest rate assumption was based upon observed interest rates appropriate for the expected term of the stock options. Prior to the Company’s IPO in October 2021, the expected volatility used was based on volatility of a group of similar entities, referred to as “guideline” companies. Subsequent to the IPO, the company continued to estimate its volatility based on the volatility of a group of similar entities, referred to as its “peer group”. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The expected term is based on the average of the vesting period and the legal term. The Company has not declared any dividends in its history and does not expect to issue dividends over the life of the stock options and therefore has estimated the dividend yield to be zero.

Restricted stock awards

Restricted stock awards are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a restricted stock award is the market value as determined by the closing price of the stock on the day of grant. These awards were granted under the Company’s 2021 Plan.

The following table summarizes restricted stock award activity for the year ended December 31, 2021:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	507,013	8.46
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2021	507,013	$8.46
No restricted stock awards vested during the year ended December 31, 2021. As of December 31, 2021, there was approximately $4.3 million of total unrecognized compensation cost related to restricted stock awards. This amount is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

Employee stock purchase plan

In the third quarter of 2021, the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of our IPO. A total of 389,500 shares of Common Stock was initially reserved for issuance under the ESPP on October 7, 2021. The maximum number of shares of the Company’s Common Stock which will be authorized for sale under the ESPP is equal to 2,400,000 shares. The number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022, through January 1, 2031, by the lesser of (1) 1% of the number of outstanding shares of Common Stock as of the last day of the immediately preceding calendar year and (2) such number of shares of Common Stock determined by the administrator of the ESPP, provided, however, that in no event shall more than 2,400,000 shares of Common Stock be issued under the ESPP. As of December 31, 2021, there has not been an offering under the ESPP and no shares of Common Stock have been purchased under the ESPP.

Expense

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$310	$35
General and administrative	1,305	455
Sales and marketing	468	27
Total stock-based compensation expense	$2,083	$517

Note 10 - Commitments
Operating leases
The Company has multiple operating lease commitments for office space and equipment, which expire through 2026. The future rental payments required by the Company under the operating leases are approximately as follows:

(in thousands)	Year Ended December 31,
2022	$1,523
2023	1,386
2024	1,328
2025	1,187
2026	687
Thereafter	—
Total	$6,111
The table above includes amounts for leases that were entered into as of January 1, 2022 and a number of short-term leases. The rent expense for the years ended December 31, 2021 and 2020 was approximately $1.4 million and $0.9 million, respectively.
Purchase Commitments
On May 12, 2021 the Company entered into a Supply Agreement with QIAGEN GmbH (the “Supply Agreement”), pursuant to which they have agreed to supply certain reagents to the Company, and the Company has agreed to certain annual minimum purchases. The future minimum purchase values are as follows:

(in millions)	Year Ended December 31,
2022	$2.5
2023	4.0
2024	5.0
2025	7.0
2026	9.0
2027	10.0
Total	$37.5
Note 11 - Product warranties
The Company warrants certain products generally for periods of one year following the delivery date. Accrued warranty costs are included in accrued expenses and other current liabilities.

	December 31,
(in thousands)	2021	2020
Accrued warranty costs, beginning of year	$135	$85
Cost of warranty services during the year	(100)	(50)
Estimated provision for warranty costs	250	100
Accrued warranty costs, end of year	$285	$135
Note 12 - Income taxes
For the years ended December 31, 2021 and 2020, the Company did not have a current or deferred income tax expense or benefit as the Company has incurred losses since inception.

The effective tax rate for the Company for the years ended December 31, 2021 and 2020 was zero percent. A reconciliation of the anticipated income tax rate by applying the statutory federal income tax rate of 21% to income before taxes to the amount reported in the statement of operations is as follows:

	Year Ended December 31,
	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	2.2%	4.5%
Permanent items	(1.2)%	—%
Stock-based compensation	0.4%	—%
Other	0.6%	—%
Change in valuation allowance	(23.0)%	(25.5)%
Effective income tax rate	—%	—%
The tax effects of temporary difference and carryforwards that give rise to significant portions of the net deferred tax assets were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Stock based compensation	$702	$172
Other accruals	526	64
Deferred revenue	40	78
Inventory adjustments	90	26
Intangible assets	91	5
Net operating losses	30,585	13,278
Federal and state tax credits	1,288	928
Total deferred tax assets	33,322	14,551
Valuation allowance	(33,207)	(14,489)
Deferred tax assets, net of valuation allowance	115	62
Deferred tax liabilities:
Depreciation and amortization	(115)	(62)
Total deferred tax liabilities	(115)	(62)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—
As of December 31, 2021, the Company had net operating loss carryforwards for federal purposes of approximately $12.7 million, which expire at various dates through 2033 and approximately $112.8 million which have no expiration. The Company also had state net operating loss carryforwards of approximately $79.2 million, which expire at various dates through 2043. The Company had federal research and development tax credit carryforwards available to offset future federal income taxes of approximately $1.1 million and state of Connecticut research and development tax credit carryforwards available to offset future state income taxes of approximately $0.2 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which included provisions related to NOL carryovers and carrybacks. The CARES Act amended the NOL carryback rules by allowing NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the 5 years preceding the year of the loss to generate a refund of previously paid income taxes. In addition, the CARES Act temporarily removed the 80% limitation under which NOLs generated post-2017 could be used to offset no more than 80% of taxable income, and allows for full use of such NOLs for tax years before January 1, 2021. The Company has evaluated the relevant provisions of the CARES Act and has determined that it does not expect to recognize any income tax benefit related to these provisions due to its net operating losses in the current year and all prior years.
The Company’s valuation allowance increased during 2021 by $18.7 million primarily due to the generation of net operating losses.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company concluded that it is more likely than not that the Company will not realize or the benefits of the net deferred tax assets. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021 and 2020.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since becoming a “loss corporation” as defined in Section 382. Future changes in stock ownership, which may be outside of the Company’s control, may trigger an ownership change. In addition, future equity offerings or acquisitions that have an equity component of the purchase price could result in an ownership change. If an ownership change has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in the expiration of a portion of the federal and state net operating losses and tax credit carryforwards before utilization, the reduction of the Company’s gross deferred tax assets and corresponding calculation allowance, and increased future tax liability to the Company.
As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. The Company has completed a study for the research and development credit carryforwards through December 31, 2020, and has not yet completed a study of research and development credit carryforwards for the year ended December 31, 2021. This study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards; however, until the study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.
To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
Note 13 - Technology license agreements
License and Supply and Non-Exclusive License Agreements
The Company is party to certain license and supply agreements that provide the Company with commercial access rights to certain supplies. Under certain of the Company’s supply agreements, separate from the Supply Agreement discussed in Note 10, the Company is required to make annual minimum purchases of supplies (with such minimums ranging from $25,000 per year to $500,000 per year under the applicable agreements) during the terms of such agreements, which ranges from 5 to 6 years. The Company is also required to pay royalties on net sales of certain products and services under the license and supply agreements at rates that range from mid single-digit to low double-digit percentage. The Company is also party to a non-exclusive sublicense agreement that provides the Company with a non-exclusive sublicense to certain patent rights. During the term of the agreement, the Company is required to pay royalties at a low single-digit percentage rate on net revenue of products and services that are covered by the licensed patent rights. This agreement also contained a provision for a $0.2 million payment upon a change of control or IPO event, which the Company paid in December 2021. For the years ended December 31, 2021 and 2020, the Company incurred an immaterial amount in royalty expense pursuant to these agreements.
Note 14 - Legal proceedings
The Company may be party to a litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is not currently a party to any material legal proceedings, and the Company’s management believes that there are currently no claims or actions pending against the Company, the ultimate disposition of which could have a material adverse effect on the Company’s results of operations or financial condition.

Note 15 - Other income (expense), net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Grant revenue	$2,667	$4,117
Change in fair value of warrants and loan commitment	(4,460)	(85)
Other income (expense)	165	—
Other income (expense), net	$(1,628)	$4,032
Note 16 - Net loss per share attributable to common stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options outstanding to purchase common stock	5,105,278	3,076,904
Convertible preferred stock (as converted to common stock)	—	25,693,216
Note 17 - Related party transactions
The Company has license agreements with Yale University and California Institute of Technology, which are holders of Common Stock. As described in Note 7, the Company has a Credit Agreement with Perceptive Credit Holdings III, LP, which is a holder of Common Stock. There are no current receivables or payables due from or to these entities as of December 31, 2021 and 2020.
Note 18 - Employee benefit plans
The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. The Company elected to match 3% of the participant’s contributions beginning in the year 2021. For the year ended December 31, 2021, the Company recorded $0.6 million of expense for company contributions.
Note 19 - Subsequent events
The Company has evaluated for subsequent events through March 30, 2022, the date these financial statements were issued. On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including pro forma compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022.

In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022, the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
We previously identified a material weakness in our internal control over financial reporting. Specifically, the material weakness related to lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities, which affected the operation of controls over the recording of journal entries and reconciliation of key accounts. This material weakness did not result in a material misstatement to our annual or interim financial statements. We are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions and designing and implementing improved processes and internal controls, including establishing reviews over journal entries, segregation of duties and account reconciliations.
Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.
Changes in Internal Control over Financial Reporting
Other than the changes to remediate the material weakness from the prior quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Third Amendment to Credit Agreement

On March 30, 2022, we entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including pro forma compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022.

Warrant Amendment

In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022 we amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share. The warrant provides for the further adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant solely in the event of certain stock dividends, stock subdivisions, stock combinations, reorganizations, reclassifications, fundamental changes or other similar transactions, including certain defined liquidity events in which the warrant is not exercised. The warrant is exercisable until the earlier of (i) December 30, 2030, the tenth anniversary of the original issue date, or (ii) the occurrence of certain defined liquidity events.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plans
The following summarizes our equity compensation plan and warrants outstanding at December 31, 2021:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,916,652	$3.58	2,664,788
Equity compensation plans not approved by security holders	—	—	—
Total	5,916,652	$3.58	2,664,788
See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements- Notes 7 and 9” for a description of our outstanding warrants and stock incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

We include this portion of Item 15 under Part II, Item 8 of this Form 10-K.

2.Financial Statement Schedules

We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this Item 15 by reference.

3.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Eighth Amended and Restated Certificate of Incorporation of IsoPlexis Corporation	8-K	001-40894	3.1	October 13, 2021

3.2	Amended and Restated Bylaws of IsoPlexis Corporation	8-K	001-40894	3.2	October 13, 2021

4.1	Form of Common Stock Certificate of IsoPlexis Corporation	S-1/A	333-258046	4.1	August 20, 2021

4.2§	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 2020, by and among IsoPlexis Corporation and the other parties thereto	S-1/A	333-258046	4.2	August 20, 2021

4.3	Warrant Certificate, dated as of December 30, 2020, by and between IsoPlexis Corporation and Perceptive Credit Holdings III, LP	S-1	333-258046	4.3	July 20, 2021

4.4*	Description of Capital Stock

4.5*	Amended Warrant Certificate by and between IsoPlexis Corporation and Perceptive Credit Holdings III, LP dated March 30, 2022

10.1	Credit Agreement and Guaranty, dated as of December 30, 2020, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P., as administrative agent, and the other parties thereto	S-1	333-258046	10.1	July 20, 2021

10.2	First Amendment to Credit Agreement and Guaranty, dated as of May 27, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	S-1	333-258046	10.2	July 20, 2021

10.3§	Amended and Restated License Agreement, dated as of November 28, 2015, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.3	July 20, 2021

10.4§	Amendment to the License Agreement, dated as of December 19, 2016, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.4	July 20, 2021

10.5§	Second Amendment to the License Agreement, dated as of January 8, 2018, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.5	July 20, 2021

10.6§	License Agreement, dated as of March 8, 2017, by and between IsoPlexis Corporation and the California Institute of Technology	S-1	333-258046	10.6	July 20, 2021

10.7§	Patent Purchase Agreement, dated as of May 12, 2021, by and among QIAGEN Sciences, LLC, QIAGEN GmbH and IsoPlexis Corporation	S-1	333-258046	10.7	July 20, 2021

10.8†	Offer Letter, dated November 18, 2019, by and between IsoPlexis Corporation and John Strahley	S-1	333-258046	10.8	July 20, 2021

10.9†	Offer Letter, dated May 5, 2020, by and between IsoPlexis Corporation and Peter Siesel	S-1	333-258046	10.9	July 20, 2021

10.10§	Third Amendment to the License Agreement, executed on July 22, 2021 and effective as of April 10, 2021, by and between IsoPlexis Corporation and Yale University	S-1/A	333-258046	10.10	August 20, 2021

10.11†	Letter Agreement, dated April 12, 2021, by and between IsoPlexis Corporation and Siddhartha Kadia	S-1/A	333-258046	10.11	August 20, 2021

10.12†	Letter Agreement, dated July 22, 2021, by and between IsoPlexis Corporation and Michael Egholm	S-1/A	333-258046	10.12	August 20, 2021

10.13†	Letter Agreement, dated July 22, 2021, by and between IsoPlexis Corporation and Jason Myers	S-1/A	333-258046	10.13	August 20, 2021

10.14†	IsoPlexis Corporation 2014 Stock Plan	S-1/A	333-258046	10.14	August 20, 2021

10.15†	Form of Notice of Grant under the IsoPlexis Corporation 2014 Stock Plan	S-1/A	333-258046	10.15	August 20, 2021

10.16†	IsoPlexis Corporation Non-Employee Director Compensation Program	S-1/A	333-258046	10.18	August 20, 2021

10.17	Form of Indemnification Agreement	S-1/A	333-258046	10.19	September 23, 2021

10.18†	IsoPlexis Corporation 2021 Omnibus Incentive Compensation Plan	S-8	333-260161	99.2	October 8, 2021

10.19†	IsoPlexis Corporation 2021 Employee Stock Purchase Plan	S-8	333-260161	99.3	October 8, 2021

10.20†	Offer Letter, dated September 27, 2021, by and between IsoPlexis Corporation and Richard W. Rew II	8-K	001-40894	10.1	October 13, 2021

10.21†	Notice of Restricted Stock Award Agreement under the 2021 Omnibus Incentive Compensation Plan	10-Q	001-40894	10.21	November 12, 2021

10.22†	Notice of Stock Option Award Agreement under the 2021 Omnibus Incentive Compensation Plan	10-Q	001-40894	10.22	November 12, 2021

10.23	Second Amendment to Credit Agreement and Guaranty, dated as of October 29, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	8-K	001-40894	10.1	November 1, 2021

10.24*
Third Amendment to Credit Agreement and Guaranty, dated as of March 30, 2022, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte and Touche LLP

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (contained in Exhibit 101)
________________
*    Filed herewith.
† Indicates management contract or compensatory plan.
§    Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information the Company treats as private or confidential.
‡ The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IsoPlexis Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IsoPlexis Corporation

By:	/s/ Sean Mackay
Name:	Sean Mackay
Title:	Chief Executive Officer and Co-Founder
Date:	March 30, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Sean Mackay	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	March 30, 2022
Sean Mackay

By:	/s/ John Strahley	Chief Financial Officer (Principal Financial Officer)	March 30, 2022
John Strahley

By:	/s/ Rajesh Khakhar	Vice President, Finance (Principal Accounting Officer)	March 30, 2022
Rajesh Khakhar

By:	/s/ John G. Conley	Chairman of the Board	March 30, 2022
John G. Conley

By:	/s/ Michael Egholm	Director	March 30, 2022
Michael Egholm

By:	/s/ James R. Heath	Director	March 30, 2022
James R. Heath

By:	/s/ Gregory P. Ho	Director	March 30, 2022
Gregory P. Ho

By:	/s/ Siddhartha Kadia	Director	March 30, 2022
Siddhartha Kadia

By:	/s/ Daniel Wagner	Director	March 30, 2022
Daniel Wagner

By:	/s/ Jason Myers	Director	March 30, 2022
Jason Myers

By:	/s/ Adam Wieschhaus	Director	March 30, 2022
Adam Wieschhaus