Form 10-Q
period 2022-03-31
IsoPlexis Corp
filed 2022-05-11
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had outstanding 39,078,949 shares of common stock as of May 9, 2022.

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

•the impact of COVID-19 on our business; and

•our expectations about market trends.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other subsequent filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Form 10-Q and the documents that we reference within it completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, we use the terms “IsoPlexis,” the “Company,” “we,” “us” and “our” in this Form 10-Q to refer to IsoPlexis Corporation and our consolidated subsidiaries.

Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (www.isoplexis.com), press releases, public conference calls, public webcasts and our social media accounts (including https://www.linkedin.com/company/isoplexis-inc-/). We use these channels to communicate with our customers and the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website and our social media accounts, is not incorporated by reference in this Form 10-Q and shall not be deemed to be incorporated by reference into any other filing under the Securities Act (as defined below) or the Exchange Act (as defined below), except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

Part I - Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$97,608	$126,566
Accounts receivable, net	3,937	4,100
Inventories, net	34,504	24,299
Prepaid expenses and other current assets	3,241	3,478
Total current assets	139,290	158,443
Property and equipment, net	9,610	5,778
Intangible assets, net	20,750	21,008
Operating lease right-of-use assets	5,338	—
Other assets	1,124	2,243
Total assets	$176,112	$187,472
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,239	$4,839
Accrued expenses and other current liabilities	6,828	7,827
Deferred revenue	846	915
Total current liabilities	17,913	13,581
Long-term operating lease obligations	4,598	—
Long-term debt	38,902	31,646
Total liabilities:	61,413	45,227
Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 39,043,119 and 39,036,010 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	39	39
Additional paid-in capital	277,358	276,179
Accumulated deficit	(162,698)	(133,973)
Total stockholders’ equity	114,699	142,245
Total liabilities and stockholders’ equity	$176,112	$187,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue
Product revenue	$4,454	$2,927
Service revenue	457	307
Total revenue	4,911	3,234
Cost of product revenue	2,329	1,550
Cost of service revenue	27	24
Gross profit	2,555	1,660
Operating expenses:
Research and development expenses	7,133	3,674
General and administrative expenses	11,476	4,378
Sales and marketing expenses	12,043	7,074
Total operating expenses	30,652	15,126
Loss from operations	(28,097)	(13,466)
Other income (expense):
Interest expense, net	(986)	(743)
Other income (expense), net	358	(1,350)
Net loss	$(28,725)	$(15,559)
Accrued dividends on preferred stock	—	(3,276)
Net loss attributable to common stockholders	(28,725)	(18,835)
Basic and diluted net loss per common share	$(0.74)	$(8.81)
Weighted-average common shares outstanding—basic and diluted	39,037,528	2,137,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	—	$—	39,036,010	$39	$276,179	$(133,973)	$142,245
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,109	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	877	—	877
Warrant modification expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,725)	(28,725)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	—	$—	39,043,119	$39	$277,358	$(162,698)	$114,699

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	975,039	$74,876	2,133,904	$2	$1,151	$(52,404)	$(51,251)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,912	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,559)	(15,559)
Balance at March 31, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,144,816	$2	$1,251	$(67,963)	$(66,710)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(28,725)	$(15,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	308
Provision for warranty costs	136	84
Change in fair value of warrants and loan commitment	—	1,946
Amortization of debt discount	428	155
Amortization of right-of-use assets	322	—
Share-based compensation	877	95
Provision for excess and obsolete inventories	45	—
Changes in operating assets and liabilities:
Accounts receivable	163	(803)
Inventories	(10,250)	(2,600)
Prepaid expenses and other current assets	237	(1,136)
Operating lease right-of-use assets	(5,660)	—
Other assets	747	135
Accounts payable	5,400	1,990
Accrued liabilities	(1,135)	677
Deferred revenue	(69)	287
Operating lease obligations	4,598	—
Net cash used in operating activities	(31,906)	(14,421)
Cash flows from investing activities
Purchases of property and equipment	(4,394)	(739)
Payments for patents acquired and capitalized	(160)	(86)
Net cash used in investing activities	(4,554)	(825)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock - Series D	—	10,000
Proceeds received from borrowings on credit agreement	7,500	—
Exercise of common stock options	2	5
Net cash provided by financing activities	7,502	10,005
Net change in cash	(28,958)	(5,241)
Cash beginning	126,566	106,641
Cash ending	$97,608	$101,400
Non-cash investing and financing activities
Transfer of Tranche C loan commitment to contra-debt upon additional borrowing under credit agreement	$672	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$987	719
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Nature of operations
IsoPlexis Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware in March 2013. The Company is a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. The Company’s award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in-vivo biology and develop more precise and personalized therapies. The Company’s products have been adopted by researchers around the world, including each of the top 15 global pharmaceutical companies by revenue and by approximately 75% of the comprehensive cancer centers in the United States. On December 28, 2018, the Company created IsoPlexis UK Limited (“IsoPlexis UK”), which has remained dormant. IsoPlexis (Shanghai) Trading Co., Ltd. was created on October 9, 2021.
COVID - 19
The COVID-19 pandemic developed rapidly in 2021, with a significant number of cases. Measures taken by various governments to contain the virus have affected economic activity. The Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the Company’s employees (such as social distancing and working from home) and securing the supply of materials that are essential to the production process.
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

During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $28.7 million and $15.6 million, respectively, and used $31.9 million and $14.4 million in cash for operations, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $162.7 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IsoPlexis UK and Isoplexis (Shanghai) Trading Co., Ltd. All intercompany transactions have been eliminated.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these condensed consolidated financial statements, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto. The results for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
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

Significant Accounting Policies

With the exception of the following policy, the Company’s significant accounting policies are unchanged from those disclosed in Note 2, “Summary of significant accounting policies” in our consolidated financial statements as of and for the year ended December 31, 2021.

Recently adopted accounting pronouncements

The Company adopted ASU No. 2016-02 as of January 1, 2022, using a modified retrospective transition approach and elected the optional transition method to apply the provision of ASC 842 as of the effective date, rather than the earliest period presented. The Company elected the “package of practical expedients”, which permits it to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to exempt short-term leases of 12 months or less from balance sheet recognition requirements associated with the new standard. Leases with an initial term of twelve months or less, or on a month-to-month basis, are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The Company also elected the practical expedient for use-of-hindsight to conclude on lease term. If applicable, the Company combines lease and non-lease components, which primarily relate to ancillary expenses associated with real estate leases such as common area maintenance charges and management fees.

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities and long-term operating lease obligations on our consolidated balance sheets. The Company presently does not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases do not provide a readily determinable implicit discount rate. The Company’s borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Some of the Company’s leases include options to extend the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The adoption of this accounting standard resulted in recording operating lease ROU assets for six real estate and three equipment operating lease arrangements and corresponding operating lease liabilities of $5.7 million and $5.9 million, respectively, as of January 1, 2022. The operating lease assets at adoption were lower than the operating lease liabilities because of the balance of the Company’s deferred rent liabilities of $0.2 million at December 31, 2021, which was reclassified into operating lease assets. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows.
See Note 10 for further information concerning the Company’s leases.

New accounting standards not yet effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. The Company has not yet determined the impact the adoption of this standard will have on the consolidated financial statements.
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
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment	$—	$—	$822	$822

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment	$—	$—	$1,169	$1,169
During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2022 and 2021.
The commitment for an additional tranche under the Credit Agreement (see Note 7) qualifies as a freestanding financial instrument required to be recorded at estimated fair value. The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.09% and 14.12% at March 31, 2022 and December 31, 2021, respectively.
The following table presents changes during the three months ended March 31, 2022 and 2021 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance at January 1, 2022	$1,169	$—	$—
Exercise of Tranche C loan commitment	(497)	—	—
Change in warrant exercise price	150	—	—
Balance at March 31, 2022	822	—	—

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance as January 1, 2021	$2,240	$4,430	$207
Change in estimated fair value	(139)	1,807	—
Balance at March 31, 2021	2,101	6,237	207

Under ASC Topic 480, Distinguishing Liabilities from Equity, the warrants (see Note 7) were freestanding financial instruments that qualified as liabilities required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement. The Series A-2 Preferred Stock Warrant was exercised on May 11, 2021, at an exercise price of $12.58606 per share for 3,178 shares of Series A-2 redeemable convertible preferred stock. Upon closing of the initial public offering (“IPO”) on October 12, 2021, the warrant held by Perceptive Credit Holdings III, LP to purchase Series D redeemable convertible preferred stock was converted into a warrant exercisable for a total of 811,374 shares of common stock. This common stock warrant is no longer considered “potentially redeemable” and the outstanding balance of the warrant liability has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021.

On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022. In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022, the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan draw as shown in the table above.

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
Revenue by source

	Three months ended March 31,
(in thousands)	2022	2021
Instruments	$3,035	$2,119
Consumables	1,419	809
Extended service warranty	226	151
Other service revenue	231	155
Total revenue	$4,911	$3,234
Revenue by geographic area

	Three months ended March 31,
Based on region of destination (in thousands)	2022	2021
Americas (1)	$3,359	$2,235
Europe (2)	367	565
Greater China (3)	967	226
Asia-Pacific (4)	218	208
Total revenue	$4,911	$3,234
__________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, Czech Republic, Portugal, France, Spain, Germany, Sweden, Italy, Israel and Switzerland
(3)Region includes revenue from China and Taiwan

(4)Region includes revenue from Singapore, Japan, Australia and South Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.8 million, of which substantially all is expected to be recognized as revenue during 2022.
Contract balances
Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of March 31, 2022 and December 31, 2021 was $0.8 million and $0.9 million, respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded during the three months ended March 31, 2022 included $0.2 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
As of March 31, 2022 and December 31, 2021, no single customer represented 10% or more of accounts receivable. For the three months ended March 31, 2022 and March 31, 2021, no single customer represented 10% or more of revenue.
Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$3,983	$4,146
Allowance for doubtful accounts	(46)	(46)
Total accounts receivable net of allowance	$3,937	$4,100
Inventories, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$33,180	$22,179
Work in process	—	—
Finished goods	1,695	2,481
Reserve for excess and obsolete inventory	(371)	(361)
Total inventories, net	$34,504	$24,299
Property and equipment, net consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Furniture and equipment	$8,956	$5,585
Computers and technology	2,916	2,139
Leasehold improvements	1,319	1,073
Total	13,191	8,797
Accumulated depreciation	(3,581)	(3,019)
Property and equipment, net	$9,610	$5,778
Depreciation expense was $0.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$1,854	$3,656
Accrued operating expenses	3,564	3,556
Short-term operating lease liability	1,006	—
Other, including warranties	404	615
Total accrued liabilities	$6,828	$7,827
Note 6 - Intangible assets
Intangible assets consist of the following:

		March 31, 2022
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,767	$1,365	$20,402
Capitalized licenses	1 - 4	670	322	348
Total intangible assets		$22,437	$1,687	$20,750

		December 31, 2021
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,607	$981	$20,626
Capitalized licenses	1 - 4	670	288	382
Total intangible assets		$22,277	$1,269	$21,008
During the three months ended March 31, 2022, there were $0.2 million of additions to patents with a weighted average useful life of 13.1 years.

Amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The amortization of intangible assets attributable to product sales is recognized in cost of product and service revenue. The amortization of intangible assets not attributable to product sales is recognized in general and administrative operating expenses.
As of March 31, 2022, the estimated annual amortization of intangible assets for the remainder of 2022 and the next four years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2022 (remaining nine months)	$1,264
2023	1,685
2024	1,685
2025	1,602
2026	1,574
Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement with a significant equity investor, of which the Company borrowed $25.0 million immediately upon closing. In May 2021, the Company borrowed an additional $10.0 million. On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and

Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior remaining $15.0 million Tranche C term loan was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which remains available through June 30, 2022 subject to several conditions, including compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ending March 31, 2022.

Borrowings under the Credit Agreement bear interest at the one-month LIBOR, with a 1.75% floor, plus a 9.50% margin (11.25% at March 31, 2022). Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and trailing twelve-month minimum revenue amounts measured on a quarterly basis. On October 29, 2021, the Company entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, has resumed testing for the twelve months ending March 31, 2022. As of March 31, 2022, the Company was in compliance with the minimum total revenue covenant requirement of $16.8 million and minimum cash balance covenant requirement of $3.0 million.

The total minimum revenue covenant requirements for the next twelve months are as follows:

Twelve-Month Period Ending	Minimum Total Revenue (in thousands)
June 30, 2022	$18,256
September 30, 2022	21,722
December 31, 2022	26,545
March 31, 2023	30,179

In connection with the Credit Agreement closing, the Company issued to the lender warrants to purchase 97,504 shares of Series D preferred stock. The warrants have a 10-year contractual life and had an exercise price of $76.92 per warrant share. The fair value at issuance was estimated at $4.4 million and was recorded as a warrant liability. Upon closing of the IPO on October 12, 2021, the Series D redeemable convertible preferred stock warrant was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, warrants were reissued and the exercise price was changed from $9.62 per warrant share to $6.00 per warrant share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan which was drawn on March 30, 2022. This common stock warrant is no longer considered “potentially redeemable” and the fair value of the warrant liability as of October 12, 2021 has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021 (see Note 3).

In addition, given that the Credit Agreement contained additional tranches of potential borrowings at inception, the Company identified and recorded within other assets on the balance sheet a $2.2 million asset related to future loan commitments at December 30, 2020. During 2021, $0.8 million was reclassified as a reduction in the carrying value of the $10.0 million tranche drawn in May 2021 on a pro-rata basis, and will be amortized over the remaining term of the debt. In connection with the Tranche C draw on March 30, 2022, $0.5 million was reclassified as a reduction in the carrying value of the $7.5 million tranche and will be amortized over the remaining term of the debt. As of March 31, 2022, a $0.6 million asset related to the future loan commitment remains within other assets on the balance sheet. The Company determined that the loan commitment meets the definition within ASC 480 as a freestanding financial instrument to be recorded at fair value given that it is both (1) legally detachable per the explicit ability provided to the creditor allowing it to assign all or part of its interest under the Credit Agreement to any person or entity; and (2) separately exercisable given that it can be exercised or not exercised at the Company’s option without impacting the outstanding balance of the original $25.0 million borrowed upon execution of the Credit Agreement. The remaining proceeds were allocated to the value of the initial debt borrowed and the discount resulting on such debt is being amortized over the term of the Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate took effect. After December 31, 2021, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate (“SOFR”), which is deemed a replacement benchmark for LIBOR under the Credit Agreement, or an alternate index to be agreed upon; provided that if such alternate rate of interest shall be less than 1.75%, such rate shall be deemed to be 1.75% for the purposes of the Credit Agreement. Between December 31,

2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.
Note 8 - Equity
Common stock
As of March 31, 2022, the Company had authorized 400,000,000 shares of Common Stock, of which a total of 39,043,119 and 39,036,010 shares were outstanding, as of March 31, 2022 and December 31, 2021, respectively.
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
Under the Amended and Restated Certificate of Incorporation filed upon the Company’s IPO, the Company authorized 20,000,000 shares of non-redeemable preferred stock, $0.001 par value per share (“Preferred Stock”), of which no shares were outstanding at March 31, 2022 and December 31, 2021.
Note 9 - Equity based compensation

The Company’s 2014 Stock Plan (the “Plan”) provides for the granting of stock options or restricted stock to key employees, officers, directors and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2014 Plan.

The Company’s 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”) was adopted by its board of directors and became effective on October 7, 2021. Following the IPO, all equity-based awards are granted under the 2021 Plan. The 2021 Plan provides for the grant of both non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred share units, cash incentive awards and other equity-based or equity-related awards to the Company’s employees, officers, directors and consultants. The terms of equity awards granted under the 2021 Plan to date are consistent with those granted under the 2014 Plan, as described below. The maximum number of shares outstanding under the 2021 Plan is 5,223,601, plus the number of shares of the Company’s common stock underlying awards under the 2014 Plan, not to exceed 5,113,324 shares, that become available again for grant under the 2014 Plan in accordance with its terms.

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

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	5,105,278	$2.62	7.7
Granted	—	—
Forfeited	(6,596)	1.38
Exercised	(7,109)	0.71
Outstanding as of March 31, 2022	5,091,573	$2.60	7.4	$8,674
Vested and expected to vest as of March 31, 2022	5,091,573	$2.60	7.4	$8,674
Exercisable at March 31, 2022	2,535,176	$0.74	5.9	$6,832
No stock options were granted during the three months ended March 31, 2022. The weighted-average grant date fair value of stock options awarded during the three months ended March 31, 2021 was approximately $2.77 per share. As of March 31, 2022, there was a total of $11.7 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.2 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	—%	0.94 - 1.4%
Expected term (in years)	zero	7
Expected volatility	—%	50%
Expected dividend yield	—	—
Exercise prices	$—	$1.83
Estimated fair value of common stock options	$—	$3.96 - $4.93
Restricted stock awards

Restricted stock awards are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a restricted stock award is the market value as determined by the closing price of the stock on the day of grant. These awards were granted under the Company’s 2021 Plan.

The following table summarizes restricted stock award activity for the three months ended March 31, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	507,013	$8.46
Granted	301,883	6.06
Vested	—	—
Forfeited	(16,650)	6.74
Unvested as of March 31, 2022	792,246	$7.59
No restricted stock awards vested during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $5.4 million of total unrecognized compensation cost related to restricted stock awards. This amount is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

Employee stock purchase plan

In the third quarter of 2021, the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of the IPO. As of March 31, 2022, there has not been an offering under the ESPP and no shares of Common Stock have been purchased under the ESPP.

Expense

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$134	$19
General and administrative	582	47
Sales and marketing	161	29
Total stock-based compensation expense	$877	$95

Note 10 - Commitments
Operating leases
At March 31, 2022, our operating leases had remaining lease terms of up to 4.75 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(in thousands)	March 31, 2022
Assets:
Operating lease right-of-use assets	$5,338
Liabilities:
Accrued expenses and other current liabilities	$1,006
Long-term operating lease obligations	4,598
Total lease liabilities	$5,604

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

Three Months Ended March 31,
(in thousands)	2022
Cost of product revenue	$30
Research and development expenses	97
Sales and marketing expenses	158
General and administrative expenses	133
Total operating lease expense	$418
Operating cash outflows from operating leases	$418

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

March 31, 2022
Weighted average lease liability term (in years)	4.01
Weighted average discount rate	5.00%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(in thousands)	March 31, 2022
2022 (remaining nine months)	$1,194
2023	1,585
2024	1,645
2025	1,155
2026	607
Thereafter	—
Total lease payments	6,186
Less: imputed interest	(582)
Total lease liabilities	$5,604
We had one lease commence in December 2021 with payments beginning in February 2022.
Purchase Commitments
On May 12, 2021 the Company entered into a Supply Agreement with QIAGEN GmbH, pursuant to which they have agreed to supply certain reagents to the Company, and the Company has agreed to certain annual minimum purchases. The future minimum purchase values are as follows:

(in millions)	Year Ending December 31,
2022	$2.5
2023	4.0
2024	5.0
2025	7.0
2026	9.0
2027	10.0
Total	$37.5

Note 11 - Product warranties
The Company warrants certain products generally for periods of one year following the delivery date. Accrued warranty costs are included in accrued expenses and other current liabilities.

	Three Months Ended March 31,
(in thousands)	2022	2021
Accrued warranty cost, beginning	$285	$135
Cost of warranty services	(69)	(43)
Estimated provision for warranty cost	136	84
Accrued warranty cost, end	$352	$176
Note 12 - Legal proceedings
The Company may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company is not currently a party to any material legal proceedings, and the Company’s management believes that there are currently no claims or actions pending against the Company, the ultimate disposition of which could have a material adverse effect on the Company’s results of operations or financial condition.

Note 13 - Other income (expense), net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Grant revenue	$357	$596
Change in fair value of warrants and loan commitment	—	(1,946)
Other income (expense)	1	—
Other income (expense), net	$358	$(1,350)
Note 14 - Net loss per share attributable to common stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	March 31, 2022	March 31, 2021
Options outstanding to purchase common stock	5,091,573	3,452,128
Convertible preferred stock (as converted to common stock)	—	26,733,272
Note 15 - Related party transactions
The Company has license agreements with Yale University and California Institute of Technology, which are holders of Common Stock. As described in Note 7, the Company has a Credit Agreement with Perceptive Credit Holdings III, LP, which is a holder of Common Stock. There is an immaterial amount of receivables or payables due from or to these entities as of March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes thereto and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the SEC on March 30, 2022 (the “2021 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2021 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Data as of and for the three months ended March 31, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
IsoPlexis is the Superhuman Cell company. Our systems uniquely identify a comprehensive range of multifunctional single cells, i.e. the superhero cells in the human body. These cells enable researchers to understand and predict disease progression, treatment resistance and therapeutic efficacy to advance all of human health. We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics and single cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and nearly three quarters of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
We currently market and sell our technology with an in-house commercial team in the United States and Europe. We are also utilizing our distribution network to market and sell across multiple countries, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Portugal, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. We intend to further expand our international presence by growing our distribution networks in Brazil, India, Mexico and beyond.
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
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. As of March 31, 2022, our principal source of liquidity was cash, which totaled $97.6 million.
We completed our first sale of our systems in June 2018 and have experienced significant revenue growth in recent periods. Revenue increased to $4.9 million for the three months ended March 31, 2022, as compared to $3.2 million for the three months ended March 31, 2021. Nevertheless, we have incurred recurring losses since inception. For the three months ended March 31, 2022, our net losses were $28.7 million as compared to $15.6 million for the three months ended

March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $162.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development and business expansion activities, particularly as we continue to:
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
As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate positive cash flows from operations, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, sales of products and services to our customers and, to a lesser extent, grant income. We may be unable to raise additional funds when needed on favorable terms or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.
Key Factors Affecting Our Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to pursue our growth strategy and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those factors set forth in the section titled “Risk Factors” included in our 2021 10-K.
New Customer Adoption of Our Platform
Our financial performance has been, and in the foreseeable future will continue to be, driven by our ability to increase the adoption of our platform and the installed base of our instruments. We plan to drive new customer adoption through a direct sales and marketing organization in the United States and parts of Europe and third party distributors in Europe, North America, the Middle East and Asia-Pacific. As of March 31, 2022, we market and sell our technology with an in-house commercial team of approximately 210 team members and also utilize our distribution network to market and sell across multiple countries.
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
Adoption of Our Platform for New Applications
We founded our company to help solve critical challenges to accelerating advanced medicines and since our inception, we have developed multiple applications spanning cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases. As we continue to deploy our platform, we intend to concurrently expand the breadth of applications for our technologies to encourage increased use of our platform across our addressable markets. We expect our investments in these efforts to increase as we develop and market new applications, including a diagnostic application.

Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the three months ended March 31, 2022 was $4.9 million and $3.2 million for the three months ended March 31, 2021. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience losses as we continue to expand our business.
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
We expense research and development costs as incurred. Research and development activities are central to our business model. We expect research and development costs to increase for the foreseeable future as our current development programs progress and new programs are added.
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
We anticipate that our general and administrative expenses will increase in the future to support continued expansion of our commercial, development and operating activities and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of compensation related expenses, including salaries, bonuses, benefits, non-cash stock-based compensation, for sales and marketing personnel, advertising and promotion expenses, consulting and subcontractor fees, sales commissions, recruiting fees, and various other selling expenses. We anticipate that our sales and marketing expenses will increase in the future as we pursue our growth mission and as we identify and expand into new markets, including additional worldwide markets.

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
Fair Value Adjustment for Warrants and Loan Commitments
Warrants and loan commitments are freestanding financial instruments that qualify as liabilities and assets, respectively, required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement, with gains and losses arising from changes in fair value recognized in the statement of operations during each period. Our preferred share warrants were converted to common share warrants upon our IPO and were reclassified from liabilities to equity for the year ended December 31, 2021.
Results of Operations
Comparisons of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the dollar change in those items:

	Three months ended March 31,		Period to period change
(in thousands)	2022	2021
Revenue
Product revenue	$4,454	$2,927	$1,527
Service revenue	457	307	150
Total revenue	4,911	3,234	1,677
Cost of product revenue	2,329	1,550	779
Cost of service revenue	27	24	3
Gross profit	2,555	1,660	895
Operating expenses:
Research and development expenses	7,133	3,674	3,459
General and administrative expenses	11,476	4,378	7,098
Sales and marketing expenses	12,043	7,074	4,969
Total operating expenses	30,652	15,126	15,526
Loss from operations	(28,097)	(13,466)	(14,631)
Other income (expense), net:
Interest expense, net	(986)	(743)	(243)
Other income (expense), net	358	(1,350)	1,708
Net loss	$(28,725)	$(15,559)	$(13,166)

Revenue
Total revenue increased $1.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This consisted primarily of an increase of $0.9 million for instruments, $0.6 million for consumables and $0.2 million in service revenue.
The increase in instruments revenue for the three months ended March 31, 2022 was driven by an increase in unit sales generated from a larger commercial team, primarily hired in the second half of 2021. The increase in consumable revenue in 2021 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was 52% for the three months ended March 31, 2022 compared to 51% for the three months ended March 31, 2021.
Research and Development Expenses

	Three months ended March 31,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$3,967	$1,714	$2,253
Professional fees and sub-contractor	428	324	104
Prototyping	442	394	48
Recruiting	115	165	(50)
Lab materials	773	179	594
Supplies expense	882	675	207
Depreciation and amortization	154	108	46
Other	372	115	257
Total	$7,133	$3,674	$3,459
Research and development expenses increased by $3.5 million, or 94%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases in compensation related expenses of $2.3 million from hiring approximately 45 new employees year over year, a $0.1 million increase in professional fees and $0.6 million increase in lab materials related to Duomic, Codeplex, and initiatives to reduce material and production costs by unit of our existing products, a decrease of $0.1 million in recruiting expenses, an increase in supplies expense of $0.2 million, and increase in depreciation and amortization expense and other expenses of $0.3 million.
General and Administrative Expenses
General and administrative expenses increased by $7.1 million, or 162%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases in compensation related expenses of $3.4 million for additional personnel to support organizational growth, an increase of $0.9 million of professional fees related to process enhancements, an increase of $1.0 million in depreciation and amortization expenses primarily related to the amortization of patent expenses, an increase of $0.7 million in software and networking expenses to support a larger organization, and an increase of $1.1 million in various other expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.0 million, or 70%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases in compensation related expenses of $3.2 million for additional personnel to support increased activities, an increase in professional fees of $1.3 million related to international staff increases, a decrease in recruiting expenses of $0.4 million, an increase in supplies expense of $0.6 million, and increase in other expense of $0.3 million. Overall, the increase was driven by the increase in headcount to support our growth mission and the hiring of consultants to help us identify and expand into new markets, including worldwide markets.

Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $38.9 million of borrowings outstanding as of March 31, 2022, and we recognized $1.0 million in interest expense for the three months ended March 31, 2022.

Liquidity and Capital Resources
At March 31, 2022, we had $97.6 million in cash and $7.5 million available from our Credit Agreement. Cash as of March 31, 2022 decreased by $29.0 million compared to December 31, 2021, primarily due to the factors described under the heading “—Cash Flows” below. Our primary source of liquidity, other than cash on hand, has been cash flows from issuances of common stock in our IPO, issuances of preferred stock, debt financings and, to a lesser extent, grant income.
Cash Flows
Comparisons of the Three Months Ended March 31, 2022 and 2021
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	(31,906)	(14,421)
Investing activities	(4,554)	(825)
Financing activities	7,502	10,005
Net change in cash	$(28,958)	$(5,241)
Operating Activities
Net cash used by operating activities in the three months ended March 31, 2022 primarily consisted of net loss of $28.7 million, partially offset by net non-cash adjustments of $2.8 million, plus net changes in operating assets and liabilities of $6.0 million, including a $10.3 million inventory outflow. The primary non-cash adjustments to net income included share-based compensation of $0.9 million, depreciation and amortization expenses of $1.0 million and amortization of debt discount of $0.4 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventories and partially offset by increases in accounts payable and a decrease in other assets and accrued liabilities.

Net cash used by operating activities in the three months ended March 31, 2021 primarily consisted of net loss of $15.6 million, partially offset by net non-cash adjustments of $2.6 million, plus net changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to net income were change in fair value of warrants and loan commitment of $1.9 million and depreciation and amortization costs of $0.3 million. Cash flow impacts from changes in net operating assets and liabilities were primarily driven by increases in inventories, accounts receivable and prepaid expense and other current assets, partially offset by increases in accrued liabilities and accounts payable.
Investing Activities
Net cash used in investing activities totaled $4.6 million in the three months ended March 31, 2022. We purchased $4.4 million of property and equipment. We paid $0.2 million related to patents acquired and patent costs that were capitalized.

Net cash used in investing activities totaled $0.8 million in the three months ended March 31, 2021. We purchased $0.7 million of property and equipment. We paid $0.1 million related to patents acquired and patent costs that were capitalized.

Financing Activities
Net cash provided by financing activities was $7.5 million in the three months ended March 31, 2022. We drew $7.5 million from our Tranche C term loan.

Net cash provided by financing activities was $10.0 million in the three months ended March 31, 2021. We raised cash through the issuance of Series D redeemable convertible preferred stock, with net proceeds of $10.0 million.
Funding Requirements
We expect to continue to generate operating losses in connection with our ongoing activities, particularly as we continue our research and development efforts and expand our business efforts. Furthermore, we have incurred and will continue to incur additional costs as a result of being a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•the costs of operating as a public company
Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, sales of products and services to our customers and, to a lesser extent, grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, consisting of a $25.0 million Tranche A term loan and a $25.0 million Tranche B term loan. The Tranche A term loan of $25.0 million was drawn at the initial closing of the Credit Agreement on December 30, 2020. The Credit Agreement was amended on May 27, 2021 to split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan and a $15.0 million Tranche C term loan. The Tranche B term loan of $10.0 million was drawn on May 27, 2021. The Credit Agreement was amended on March 30, 2022 to split the remaining $15.0 million Tranche C term loan into a $7.5 million Tranche C term loan and a

$7.5 million Tranche D term loan. The Tranche C term loan was drawn on March 30, 2022. Our ability to draw the $7.5 million Tranche D term loan remains available through June 30, 2022 subject to several conditions, including achieving total revenue of at least $16.8 million for the twelve month period ended March 31, 2022. The Company has achieved this revenue milestone as of March 31, 2022.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.50% (11.25% at March 31, 2022). Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the total minimum revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, has resumed testing for the twelve months ending March 31, 2022. The Company is currently in compliance with the minimum total revenue covenant as of March 31, 2022.
The following table summarizes our commitments to settle contractual obligations as of March 31, 2022:

(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Lease commitments (1)	$6,186	$1,594	$3,055	$1,537	$—
Purchase obligations (2)	36,875	2,875	9,750	16,750	7,500
Total	$43,061	$4,469	$12,805	$18,287	$7,500
(1)     Represents commitments under our non-cancelable leases.

(2)    Purchase obligations relate to our Patent Purchase Agreement with QIAGEN Sciences, LLC and QIAGEN GmbH for certain reagents.
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
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 30, 2022.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash of $97.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of March 31, 2022, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in internal control over financial reporting described below.
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
Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.
Changes in Internal Control over Financial Reporting
Other than the changes to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in “Part I, Item 1A. Risk Factors” of the Company’s 2021 Annual Report on 10-K filed with the SEC on March 30, 2022. There have been no material changes to such matters during the quarter ended March 31, 2022. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (contained in Exhibit 101)
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

IsoPlexis Corporation

Date: May 11, 2022	By:	/s/ Sean Mackay
	Name:	Sean Mackay
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ John Strahley
	Name:	John Strahley
	Title:	Chief Financial Officer
(Principal Financial Officer)