Form 10-Q
period 2022-06-30
IsoPlexis Corp
filed 2022-08-15
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had outstanding 39,405,826 shares of common stock as of August 12, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$71,608	$126,566
Accounts receivable, net	3,484	4,100
Inventories, net	38,988	24,299
Prepaid expenses and other current assets	2,139	3,478
Total current assets	116,219	158,443
Property and equipment, net	10,174	5,778
Intangible assets, net	20,478	21,008
Operating lease right-of-use assets	5,654	—
Other assets	441	2,243
Total assets	$152,966	$187,472
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,246	$4,839
Accrued expenses and other current liabilities	6,172	7,827
Deferred revenue	972	915
Total current liabilities	11,390	13,581
Long-term operating lease obligations	5,104	—
Long-term debt	45,897	31,646
Total liabilities:	62,391	45,227
Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 39,378,424 and 39,036,010 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	39	39
Additional paid-in capital	278,840	276,179
Accumulated deficit	(188,304)	(133,973)
Total stockholders’ equity	90,575	142,245
Total liabilities and stockholders’ equity	$152,966	$187,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue
Product revenue	$3,323	$4,089	$7,777	$7,016
Service revenue	682	200	1,139	507
Total revenue	4,005	4,289	8,916	7,523
Cost of product revenue	1,813	2,001	4,142	3,551
Cost of service revenue	116	4	142	28
Gross profit	2,076	2,284	4,632	3,944
Operating expenses:
Research and development expenses	7,056	5,495	14,190	9,169
General and administrative expenses	8,447	5,186	19,923	9,564
Sales and marketing expenses	7,246	9,957	19,289	17,031
Restructuring expenses	3,699	—	3,699	—
Total operating expenses	26,448	20,638	57,101	35,764
Loss from operations	(24,372)	(18,354)	(52,469)	(31,820)
Other income (expense):
Interest expense, net	(1,210)	(870)	(2,196)	(1,613)
Other income (expense), net	(24)	(1,330)	334	(2,680)
Net loss	$(25,606)	$(20,554)	$(54,331)	$(36,113)
Accrued dividends on preferred stock	—	(3,335)	—	(6,611)
Net loss attributable to common stockholders	(25,606)	(23,889)	(54,331)	(42,724)
Basic and diluted net loss per common share	$(0.65)	$(11.10)	$(1.39)	$(19.92)
Weighted-average common shares outstanding—basic and diluted	39,117,157	2,152,083	39,077,369	2,144,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,036,010	$39	$276,179	$(133,973)	$142,245
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,109	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	877	—	877
Warrant modification expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,725)	(28,725)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,043,119	$39	$277,358	$(162,698)	$114,699
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	273,002	—	87	—	87
Restricted stock awards released	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,303	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,395	—	1,395
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,606)	(25,606)
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,378,424	$39	$278,840	$(188,304)	$90,575

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	975,039	74,876	2,133,904	$2	$1,151	$(52,404)	$(51,251)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,912	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,559)	(15,559)
Balance at March 31, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,144,816	$2	$1,251	$(67,963)	$(66,710)
Issuance of Preferred Stock	—	—	3,178	247	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	68,016	—	4	—	4
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,554)	(20,554)
Balance at June 30, 2021	253,862	$1,596	293,180	$3,870	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,212,832	$2	$1,489	$(88,517)	$(87,026)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(54,331)	$(36,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,913	764
Provision for warranty costs	300	150
Change in fair value of warrants and loan commitment	—	4,007
Amortization of debt discount	745	301
Amortization of right-of-use assets	648	—
Share-based compensation	2,272	329
Provision for excess and obsolete inventories	61	40
Changes in operating assets and liabilities:
Accounts receivable	616	(1,438)
Inventories	(14,750)	(8,970)
Prepaid expenses and other current assets	1,339	(529)
Other assets	608	36
Accounts payable	(593)	4,886
Accrued liabilities	(2,477)	2,334
Deferred revenue	57	342
Operating lease obligations	(676)	—
Net cash used in operating activities	(64,268)	(33,861)
Cash flows from investing activities
Purchases of property and equipment	(5,524)	(1,961)
Payments for patents acquired and capitalized	(255)	(20,149)
Net cash used in investing activities	(5,779)	(22,110)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock - Series A-2	—	40
Proceeds from issuance of Preferred Stock - Series D	—	10,000
Proceeds received from borrowings on credit agreement	15,000	10,000
Payment of deferred offering costs	—	(1,798)
Exercise of common stock options	89	9
Net cash provided by financing activities	15,089	18,251
Net change in cash	(54,958)	(37,720)
Cash beginning	126,566	106,641
Cash ending	$71,608	$68,921
Non-cash investing and financing activities
Transfer of Tranche B loan commitment to contra-debt upon additional borrowing under credit agreement	$—	$841
Transfer of Tranche C loan commitment to contra-debt upon additional borrowing under credit agreement	$497	$—
Transfer of Tranche D loan commitment to contra debt upon additional borrowing under credit agreement	$822	$—
Increase in right-of-use asset	$642	$—
Increase in operating lease liability obligations	$642	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$2,200	1,546
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
COVID - 19
The COVID-19 pandemic developed rapidly in 2021 and 2022, with a significant number of cases. Measures taken by various governments to contain the virus have affected economic activity. The Company has taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for the Company’s employees (such as social distancing and working from home) and securing the supply of materials that are essential to the production process.
At this stage, the impact on the Company’s business and results has not been significant and based on the Company’s experience to date management expects this to remain the case. The Company will continue to follow the various government policies and advice.
Liquidity and ability to continue as a going concern
During the six months ended June 30, 2022 and 2021, the Company incurred a net loss of $54.3 million and $36.1 million, respectively, and used $64.3 million and $33.9 million in cash for operations, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $188.3 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

In addition, the Company’s Credit Agreement and Guaranty, dated as of December 30, 2020 (as amended, the “Credit Agreement”), between the Company and Perceptive Credit Holdings III, LP, as administrative agent and as a lender, includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period through December 31, 2025. Although the Company remains in compliance with its covenants as of June 30, 2022, based on our current projections, the Company does not expect to meet certain of its financial covenants within one year following the date that these financial statements are issued. Therefore, the Company may be required to repay its outstanding debt within the next 12 months, the principal balance of which was $50.0 million as of June 30, 2022. We are currently working with the lenders to lower the existing revenue covenants in the Credit Agreement, although there can be no assurance that such revisions will be implemented on a timely basis or at all.

Accordingly, the foregoing conditions, taken together, raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these unaudited consolidated interim financial statements.
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment	$—	$—	$—	$—

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment	$—	$—	$1,169	$1,169
During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2022 and 2021.
The commitment for an additional tranche under the Credit Agreement (see Note 7) qualified as a freestanding financial instrument required to be recorded at estimated fair value. The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.09% and 14.12% at June 30, 2022 and December 31, 2021, respectively.

The following table presents changes during the six months ended June 30, 2022 and 2021 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance at January 1, 2022	$1,169	$—	$—
Exercise of Tranche C loan commitment	(497)	—	—
Change in warrant exercise price	150	—	—
Balance at March 31, 2022	822	—	—
Exercise of Tranche D loan commitment	(822)	—	—
Balance at June 30, 2022	—	—	—

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance as January 1, 2021	$2,240	$4,430	$207
Change in estimated fair value	(139)	1,807	—
Balance at March 31, 2021	2,101	6,237	207
Change in estimated fair value	—	2,061	—
Exercise of warrant	—	—	(207)
Exercise of Tranche B loan commitment	(841)	—	—
Balance at June 30, 2021	1,260	8,298	—

Under ASC Topic 480, Distinguishing Liabilities from Equity, the warrants (see Note 7) were freestanding financial instruments that qualified as liabilities required to be recorded at their estimated fair value at the inception date and remeasured at each reported balance sheet date thereafter until settlement. The Series A-2 Preferred Stock Warrant was exercised on May 11, 2021, at an exercise price of $12.58606 per share for 3,178 shares of Series A-2 redeemable convertible preferred stock. Upon closing of the Company’s initial public offering (“IPO”) on October 12, 2021, the warrant held by Perceptive Credit Holdings III, LP to purchase Series D redeemable convertible preferred stock was converted into a warrant exercisable for a total of 811,374 shares of common stock. This common stock warrant is no longer considered “potentially redeemable” and the outstanding balance of the warrant liability has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021.

On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which was drawn upon on June 29, 2022. In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022, the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan draw as shown in the table above. The other half was recognized on June 29, 2022, when Tranche D was drawn upon.

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

Revenue by source

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Instruments	$2,066	$2,849	$5,101	$4,968
Consumables	1,257	1,239	2,676	2,048
Extended service warranty	276	146	502	297
Other service revenue	406	55	637	210
Total revenue	$4,005	$4,289	$8,916	$7,523
Revenue by geographic area

	Three months ended June 30,		Six Months Ended June 30,
Based on region of destination (in thousands)	2022	2021	2022	2021
Americas (1)	$3,069	$3,386	$6,428	$5,621
Europe (2)	279	174	646	739
Greater China (3)	542	286	1,509	512
Asia-Pacific (4)	115	443	333	651
Total revenue	$4,005	$4,289	$8,916	$7,523
__________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, Czech Republic, Portugal, France, Spain, Germany, Sweden, Italy, Israel and Switzerland
(3)Region includes revenue from China and Taiwan
(4)Region includes revenue from Singapore, Japan, Australia and South Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.7 million, of which substantially all is expected to be recognized as revenue during 2022.
Contract balances
Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of June 30, 2022 and December 31, 2021 was $1.0 million and $0.9 million, respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded during the six months ended June 30, 2022 included $0.2 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.
As of June 30, 2022 and December 31, 2021, no single customer represented 10% or more of accounts receivable. For the three months ended June 30, 2022 and June 30, 2021, no single customer represented 10% or more of revenue.
Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$3,530	$4,146
Allowance for doubtful accounts	(46)	(46)
Total accounts receivable net of allowance	$3,484	$4,100

Inventories, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$36,254	$22,179
Work in process	628	—
Finished goods	2,414	2,481
Reserve for excess and obsolete inventory	(308)	(361)
Total inventories, net	$38,988	$24,299
Property and equipment, net consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Furniture and equipment	$9,622	$5,585
Computers and technology	3,155	2,139
Leasehold improvements	1,544	1,073
Total	14,321	8,797
Accumulated depreciation	(4,147)	(3,019)
Property and equipment, net	$10,174	$5,778
Depreciation expense was $1.1 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued compensation	$2,043	$3,656
Accrued operating expenses	2,647	3,556
Short-term operating lease liability	812	—
Other, including warranties	670	615
Total accrued liabilities	$6,172	$7,827
On April 11, 2022, the Company completed a re-organization of the Commercial team and company-wide RIF (Reduction in Force). This action resulted in non-recurring restructuring expenses of $3.7 million which were primarily associated with severance, benefits, and outplacement services. Restructuring liability is included within other current liabilities on the consolidated balance sheets. The following table summarizes the restructuring liability accrual activity during the six months ended June 30, 2022:

(in thousands)	Costs Incurred for the Six Months Ended June 30, 2022	Payments Made During the Six Months Ended June 30, 2022	Liability as of June 30, 2022
Severance related	$3,019	$2,954	$65
Outplacement services	259	213	46
Stock-based compensation expense	176	176	—
Consultant fees	138	138	—
Other	108	108	—
Total	$3,700	$3,589	$111

Note 6 - Intangible assets
Intangible assets consist of the following:

		June 30, 2022
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,862	$1,700	$20,162
Capitalized licenses	1 - 4	670	354	316
Total intangible assets		$22,532	$2,054	$20,478

		December 31, 2021
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,607	$981	$20,626
Capitalized licenses	1 - 4	670	288	382
Total intangible assets		$22,277	$1,269	$21,008
During the six months ended June 30, 2022, there were $0.2 million of additions to patents with a weighted average useful life of 13.1 years.

Amortization expense was $0.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The amortization of intangible assets attributable to product sales is recognized in cost of product and service revenue. The amortization of intangible assets not attributable to product sales is recognized in general and administrative operating expenses.
As of June 30, 2022, the estimated annual amortization of intangible assets for the remainder of 2022 and the next four years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2022 (remaining six months)	$849
2023	1,698
2024	1,698
2025	1,615
2026	1,587
Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement with a significant equity investor, of which the Company borrowed $25.0 million immediately upon closing. In May 2021, the Company borrowed an additional $10.0 million. On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior remaining $15.0 million Tranche C term loan was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which was drawn on June 29, 2022 subject to several conditions, including compliance with the covenant showing total revenue of at least $16.8 million for the twelve-month period ended March 31, 2022.

Borrowings under the Credit Agreement bear interest at the one-month LIBOR, with a 1.75% floor, plus a 9.50% margin (11.25% at June 30, 2022). Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and trailing twelve-month minimum revenue amounts measured on a quarterly basis. On October 29, 2021, the Company entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the minimum total revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, has resumed testing for the twelve months ended June 30, 2022. As of June 30, 2022, the Company was in compliance with the minimum total revenue covenant requirement of $18.3 million and minimum cash balance covenant requirement of $3.0 million.

The total minimum revenue covenant requirements for the next twelve months are as follows:

Twelve-Month Period Ending	Minimum Total Revenue (in thousands)
September 30, 2022	$21,722
December 31, 2022	26,545
March 31, 2023	30,179
June 30, 2023	35,221

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

In addition, given that the Credit Agreement contained additional tranches of potential borrowings at inception, the Company identified and recorded within other assets on the balance sheet a $2.2 million asset related to future loan commitments at December 30, 2020. During 2021, $0.8 million was reclassified as a reduction in the carrying value of the $10.0 million tranche drawn in May 2021 on a pro-rata basis, and will be amortized over the remaining term of the debt. In connection with the Tranche C draw on March 30, 2022, $0.5 million was reclassified as a reduction in the carrying value of the $7.5 million tranche and will be amortized over the remaining term of the debt. As of June 30, 2022, the loan was fully drawn and the asset related to the future loan commitment was reduced to zero. The Company determined that the loan commitment meets the definition within ASC 480 as a freestanding financial instrument to be recorded at fair value given that it is both (1) legally detachable per the explicit ability provided to the creditor allowing it to assign all or part of its interest under the Credit Agreement to any person or entity; and (2) separately exercisable given that it can be exercised or not exercised at the Company’s option without impacting the outstanding balance of the original $25.0 million borrowed upon execution of the Credit Agreement. The remaining proceeds were allocated to the value of the initial debt borrowed and the discount resulting on such debt is being amortized over the term of the Credit Agreement.

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
Note 8 - Equity
Common stock
As of June 30, 2022, the Company had authorized 400,000,000 shares of Common Stock, of which a total of 39,378,424 and 39,036,010 shares were outstanding, as of June 30, 2022 and December 31, 2021, respectively.

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
Under the Amended and Restated Certificate of Incorporation filed upon the Company’s IPO, the Company authorized 20,000,000 shares of non-redeemable preferred stock, $0.001 par value per share (“Preferred Stock”), of which no shares were outstanding at June 30, 2022 and December 31, 2021.
Note 9 - Equity based compensation

The Company’s 2014 Stock Plan (the “Plan”) provides for the granting of stock options or restricted stock to key employees, officers, directors and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2014 Plan.

The Company’s 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”) was adopted by its board of directors and stockholders and became effective on October 7, 2021. Following the IPO, all equity-based awards are granted under the 2021 Plan. The 2021 Plan provides for the grant of both non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred share units, cash incentive awards and other equity-based or equity-related awards to the Company’s employees, officers, directors and consultants. The terms of equity awards granted under the 2021 Plan to date are consistent with those granted under the 2014 Plan, as described below. The maximum number of shares outstanding under the 2021 Plan is 5,223,601, plus the number of shares of the Company’s common stock underlying awards under the 2014 Plan, not to exceed 5,113,324 shares, that become available again for grant under the 2014 Plan in accordance with its terms.

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
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	5,105,278	$2.62	7.7
Granted	1,139,082	2.81
Forfeited	(359,619)	4.04
Exercised	(280,111)	0.62
Outstanding as of June 30, 2022	5,604,630	$2.67	7.7	$3,771
Vested and expected to vest as of June 30, 2022	5,604,630	$2.67	7.7	$3,771
Exercisable at June 30, 2022	2,768,974	$1.21	6.1	$3,402
Options to purchase 1.1 million shares were granted during the six months ended June 30, 2022. The weighted-average grant date fair value of stock options awarded during the six months ended June 30, 2021 was approximately $2.77 per share. As of June 30, 2022, there was a total of $12.0 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.1 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.2%	0.94 - 1.4%
Expected term (in years)	7	7
Expected volatility	55%	55%
Expected dividend yield	—	—
Exercise prices	$2.10 - $3.43	$1.83 - $4.81
Estimated fair value of common stock options	$1.16 - $1.90	$3.96 - $10.72
Restricted stock awards

Restricted stock awards are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a restricted stock award is the market value as determined by the closing price of the stock on the day of grant. These awards were granted under the Company’s 2021 Plan.

The following table summarizes restricted stock award activity for the six months ended June 30, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	507,013	$8.46
Granted	951,033	3.93
Vested	(62,303)	2.70
Forfeited	(456,942)	4.82
Unvested as of June 30, 2022	938,801	$6.02
62 thousand shares of restricted stock vested during the six months ended June 30, 2022. As of June 30, 2022, there was approximately $4.9 million of total unrecognized compensation cost related to restricted stock awards. This amount is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

Employee stock purchase plan

In the third quarter of 2021, the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of the IPO. As of June 30, 2022, there has not been an offering under the ESPP and no shares of Common Stock have been purchased under the ESPP.

Expense

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Six Months Ended June 30,
(in thousands)	2022	2021
Research and development	$239	$56
General and administrative	1,163	197
Sales and marketing	34	76
Total stock-based compensation expense	$1,436	$329
The following table summarizes restricted stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Six Months Ended June 30,
(in thousands)	2022	2021
Research and development	$154	$—
General and administrative	140	—
Sales and marketing	542	—
Total restricted stock-based compensation expense	$836	$—
The $0.8 million of restricted stock-based compensation expense includes $0.2 million of accelerated expenses related to restructuring cost.

Note 10 - Commitments
Operating leases
At June 30, 2022, our operating leases had remaining lease terms of up to 3.80 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(in thousands)	June 30, 2022
Assets:
Operating lease right-of-use assets	$5,654
Liabilities:
Accrued expenses and other current liabilities	$812
Long-term operating lease obligations	5,104
Total lease liabilities	$5,916
Supplemental non-cash disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$642

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

Six Months Ended June 30,
(in thousands)	2022
Cost of product revenue	$56
Research and development expenses	190
Sales and marketing expenses	310
General and administrative expenses	276
Total operating lease expense	$832
Operating cash outflows from operating leases	$832

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

June 30, 2022
Weighted average lease liability term (in years)	3.80
Weighted average discount rate	5.00%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(in thousands)	June 30, 2022
2022 (remaining six months)	$880
2023	1,741
2024	1,830
2025	1,330
2026	695
Thereafter	—
Total lease payments	6,476
Less: imputed interest	(560)
Total lease liabilities	$5,916
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

	Six Months Ended June 30,
(in thousands)	2022	2021
Accrued warranty cost, beginning	$285	$135
Cost of warranty services	(300)	(75)
Estimated provision for warranty cost	300	150
Accrued warranty cost, end	$285	$210
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

Note 13 - Other income (expense), net
Other income (expense), net consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Grant revenue	$24	$730	$381	$1,327
Change in fair value of warrants and loan commitment	—	(2,061)	—	(4,007)
Currency gain/(loss)	(31)	—	(31)	—
Net book value of asset disposed	(16)	—	(16)	—
Other income/(expense)	(1)	1	—	—
Other income (expense), net	$(24)	$(1,330)	$334	$(2,680)
Note 14 - Net loss per share attributable to common stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	June 30, 2022	June 30, 2021
Options outstanding to purchase common stock	5,604,630	4,641,192
Unvested restricted stock awards	938,801	—
Convertible preferred stock (as converted to common stock)	—	26,758,688
Note 15 - Related party transactions
The Company has license agreements with Yale University and California Institute of Technology, which are holders of Common Stock. There is an immaterial amount of receivables or payables due from or to these entities as of June 30, 2022. As described in Note 7, the Company has a Credit Agreement with Perceptive Credit Holdings III, LP, which is a holder of Common Stock.

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
Data as of and for the three and six months ended June 30, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
IsoPlexis Corporation is a company empowering labs to leverage the cells and proteome changing the course of human health. Our systems uniquely identify a comprehensive range of multifunctional single cells, i.e. the superhero cells in the human body. These cells enable researchers to understand and predict disease progression, treatment resistance and therapeutic efficacy to advance all of human health. We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics and single cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and approximately three quarters of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
We currently market and sell our technology with an in-house commercial team in the United States, China and Europe. We are also utilizing our distribution network to market and sell across multiple countries, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Portugal, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. We intend to further expand our international presence by growing our distribution networks in Brazil, India, Mexico and beyond.
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
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. As of June 30, 2022, our principal source of liquidity was cash, which totaled $71.6 million.
We completed our first sale of our systems in June 2018 and have generally experienced significant revenue growth in recent periods. Revenue was $4.0 million and $8.9 million for the three and six months ended June 30, 2022, as compared to $4.3 million and $7.5 million for the three and six months ended June 30, 2021. Nevertheless, we have incurred recurring losses since inception. For the three and six months ended June 30, 2022, our net losses were $25.6 million and $54.3 million as compared to $20.6 million and $36.1 million for the three and six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $188.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development and business expansion activities, particularly as we continue to:
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
New Customer Adoption of Our Platform
Our financial performance has been, and in the foreseeable future will continue to be, driven by our ability to increase the adoption of our platform and the installed base of our instruments. We plan to drive new customer adoption through a direct sales and marketing organization in the United States, China and parts of Europe and third party distributors in Europe, North America, the Middle East and Asia-Pacific. As of June 30, 2022, we market and sell our technology with an in-house commercial team of approximately 140 team members and also utilize our distribution network to market and sell across multiple countries. Our headcount was reduced from 210 commercial team members as of March 31, 2022 to 140 as of June 30, 2022 primarily as a result of our company reorganization and reduction in force (RIF), discussed below.
Recurring Revenues from Sales of our Chip Consumables
Our IsoCode chip consumables represent a source of recurring revenue from customers using our platform across a wide range of applications. Our instruments and consumables are designed to work together exclusively. As we expand our installed base of instruments, we expect consumable revenues to increase on an absolute basis and become an increasingly important contributor to our overall revenues.
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
Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the three and six months ended June 30, 2022 was $4.0 million and $8.9 million and $4.3 million and $7.5 million for the three and six months ended June 30, 2021. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience losses as we continue to expand our business.
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
Company re-organization and reduction in force (RIF)
On April 11, 2022, the Company completed a re-organization of the Commercial team and company-wide RIF (Reduction in Force) which reduced total head count company-wide from approximately 500 as of March 31, 2022 to approximately 380 as of June 30, 2022. This action resulted in one-time non-recurring restructuring expenses of $3.7 million which were primarily associated with severance, benefits, and outplacement services.
While the RIF was executed on April 11, 2022, we have continued to pursue further efficiencies and expect to achieve even lower operating expenses across multiple areas of our business, including but not limited to further savings in salaries and salary-related expenses, consultants and other professional services, internal material usage and licenses fees, in the second half of 2022 as seek to implement an accelerated path towards profitability. While we expect operating expenses to be lower in the short-term, over the longer-term operating expenses will go up as revenue increases, to support a larger installed instrument base and higher consumables sales.
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

We anticipate that our general and administrative expenses will increase in the long term to support continued expansion of our commercial, development and operating activities. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of compensation related expenses, including salaries, bonuses, benefits, non-cash stock-based compensation, for sales and marketing personnel, advertising and promotion expenses, consulting and subcontractor fees, sales commissions, recruiting fees, and various other selling expenses. We anticipate that our sales and marketing expenses will increase in the long term as we pursue growth and as we identify and expand into new markets, increase our product offerings, and expand our install base.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the dollar change in those items:

	Three months ended June 30,		Period to period change
(in thousands)	2022	2021
Revenue
Product revenue	$3,323	$4,089	$(766)
Service revenue	682	200	482
Total revenue	4,005	4,289	(284)
Cost of product revenue	1,813	2,001	(188)
Cost of service revenue	116	4	112
Gross profit	2,076	2,284	(208)
Operating expenses:
Research and development expenses	7,056	5,495	1,561
General and administrative expenses	8,447	5,186	3,261
Sales and marketing expenses	7,246	9,957	(2,711)
Restructuring expenses	3,699	—	3,699
Total operating expenses	26,448	20,638	5,810
Loss from operations	(24,372)	(18,354)	(6,018)
Other income (expense), net:
Interest expense, net	(1,210)	(870)	(340)
Other income (expense), net	(24)	(1,330)	1,306
Net loss	$(25,606)	$(20,554)	$(5,052)
Revenue
Total revenue decreased $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This consisted primarily of a decrease of $0.8 million from sales of instruments, partially offset by an increase of $0.5 million for service revenue. Consumables revenue was flat.
The decrease in instruments revenue for the three months ended June 30, 2022 was driven by a decrease in unit sales outside of North America and average sales price attributable to a difference in product mix between IsoLights and IsoSparks. Service revenue was up primarily due to additional collaboration revenue and an increase in service contracts compared to the prior period.
Gross Profit
Gross profit as a percentage of total revenues was 52% for the three months ended June 30, 2022 compared to 53% for the three months ended June 30, 2021.
Operating Expenses
Operating expenses increased by $5.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This included $3.6 million of one-time restructuring charges associated with the re-organization of the sales and marketing teams, manufacturing operations and research and development. These costs consisted of severance, benefits, and outplacement services provided as part of the Company’s reduction in force. Total operating expenses of $26.4 million for the quarter ended June 30, 2022 represent a reduction of $4.3 million or 14% from the preceding quarter-ended March 31, 2022.
Research and Development Expenses

	Three months ended June 30,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$3,496	$2,328	$1,168
Professional fees and sub-contractor	560	398	162
Prototyping	905	793	112
Recruiting	—	153	(153)
Lab materials	117	333	(216)
Supplies expense	411	1,185	(774)
Depreciation and amortization	917	136	781
Other	650	169	481
Total	$7,056	$5,495	$1,561
Research and development expenses increased by $1.6 million, or 28%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increases in compensation related expenses of $1.2 million from hiring approximately 20 new employees year over year, a $0.2 million increase in professional fees, a $0.8 million increase in depreciation and amortization expense related to patent expense and an increase in other expenses of $0.5 million, partially offset by a $0.2 million decrease in lab materials, a decrease of $0.2 million in recruiting expenses, and a decrease in supplies expense of $0.8 million.
General and Administrative Expenses

General and administrative expenses increased by $3.3 million, or 63%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increases in compensation related expenses of $2.1 million for additional personnel to support organizational growth, an increase of $0.1 million of professional fees related to process enhancements, an increase of $0.5 million in depreciation and amortization expenses, an increase of $0.4 million in software and networking expenses to support a larger organization, and an increase of $0.2 million in various other expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.7 million, or 27%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to decreases in compensation related expenses of $0.4 million, a decrease in professional fees of $1.3 million related to the reduced usage of consultants, a decrease in recruiting expenses of $0.7 million, a decrease in supplies expense of $0.6 million, partially offset by an increase in other expense of $0.3 million. Overall, the decrease was driven by the elimination of consultants, and a decreased use of supplies and materials.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $45.9 million of borrowings outstanding as of June 30, 2022, and we recognized $1.2 million in interest expense for the three months ended June 30, 2022. We recognized $0.7 million in interest expense for the three months ended June 30, 2021.

Comparisons of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the dollar change in those items:

	Six months ended June 30,		Period to period change
(in thousands)	2022	2021
Revenue
Product revenue	$7,777	$7,016	$761
Service revenue	1,139	507	632
Total revenue	8,916	7,523	1,393
Cost of product revenue	4,142	3,551	591
Cost of service revenue	142	28	114
Gross profit	4,632	3,944	688
Operating expenses:
Research and development expenses	14,190	9,169	5,021
General and administrative expenses	19,923	9,564	10,359
Sales and marketing expenses	19,289	17,031	2,258
Restructuring expenses	3,699	—	3,699
Total operating expenses	57,101	35,764	21,337
Loss from operations	(52,469)	(31,820)	(20,649)
Other income (expense):
Interest expense, net	(2,196)	(1,613)	(583)
Other income (expense), net	334	(2,680)	3,014
Net loss	$(54,331)	$(36,113)	(18,218)
Revenue
Total revenue increased $1.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This consisted primarily of an increase of $0.1 million from sales of instruments and $0.6 million from consumables and an increase of $0.6 million in service revenue.

The increase in instruments revenue for the six months ended June 30, 2022 was driven by an increase in unit sales and slightly offset by a decrease in average selling price due to product mix of IsoLights and IsoSparks. The increase in consumable revenue in 2022 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was 52% for the six months ended June 30, 2022 compared to 52% for the six months ended June 30, 2021.

Research and Development Expenses

	Six months ended June 30,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$7,463	$4,042	$3,421
Professional fees and sub-contractor	988	722	266
Prototyping	1,348	1,187	161
Recruiting	115	318	(203)
Lab materials	890	512	378
Supplies expense	1,292	1,860	(568)
Depreciation and amortization	1,071	244	827
Other	1,023	284	739
Total	$14,190	$9,169	$5,021
Research and development expenses increased by $5.0 million, or 55%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increases in compensation related expenses of $3.4 million from hiring approximately 20 new employees year over year, a $0.3 million increase in professional fees related to new product development and cost reduction projects, an increase of $0.4 million in lab materials, an increase of $0.2 million in prototyping for next generation product development, an increase of $0.8 million in other expenses primarily related to depreciation and amortization expense, and $0.7 million in other expenses, partially offset by a decrease of $0.2 million in recruiting expenses and a decrease of $0.6 million in supplies expense.
General and Administrative Expenses

General and administrative expenses increased by $10.4 million, or 108%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increases in compensation related expenses of $5.5 million for additional personnel to support organizational growth, an increase of $1.0 million of professional fees related organizational process improvements, an increase of $0.4 million in office related expenses and an increase of $3.6 million in various other expenses, including increase of $1.0 million of technology costs and $1.5 million of depreciation and amortization expense.
Sales and Marketing Expenses

Sales and marketing expenses increased by $2.3 million, or 14%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increases in compensation related expenses of $2.9 million for additional personnel added in the first quarter of 2022 and an increase various other office and selling expenses of $0.7 million, partially offset by a decrease in recruiting expenses of $1.1 million, Overall, the increase was driven by the carryover of head count from 2021 into the first quarter of 2022.
Change in fair value of warrants and loan commitments
As a result of changes in fair value, we recognized $0.3 million change in fair value adjustment of warrants and loan commitments for the six months ended June 30, 2022.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $45.9 million of borrowings outstanding as of June 30, 2022, and we recognized $2.2 million in interest expense for the six months ended June 30, 2022. We recognized $1.5 million in interest expense for the six months ended June 30, 2021.
Liquidity and Capital Resources
At June 30, 2022, we had $71.6 million in cash. Cash as of June 30, 2022 decreased by $55.0 million compared to December 31, 2021, primarily due to the factors described under the heading “—Cash Flows” below. Our primary source of liquidity, other than cash on hand, has been cash flows from issuances of common stock in our IPO, issuances of preferred stock, debt financings and, to a lesser extent, grant income.

Cash Flows
Comparisons of the Six Months Ended June 30, 2022 and 2021
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	(64,268)	(33,861)
Investing activities	(5,779)	(22,110)
Financing activities	15,089	18,251
Net change in cash	$(54,958)	$(37,720)
Operating Activities
Net cash used by operating activities in the six months ended June 30, 2022 primarily consisted of net loss of $54.3 million, partially offset by net non-cash adjustments of $5.9 million, plus net changes in operating assets and liabilities of $15.9 million, including a $14.8 million inventory outflow. The primary non-cash adjustments to net income included share-based compensation of $2.3 million, depreciation and amortization expenses of $1.9 million and amortization of debt discount of $0.7 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventories and partially offset by increases in accounts payable and a decrease in other assets and accrued liabilities.

Net cash used by operating activities in the six months ended June 30, 2021 primarily consisted of net loss of $36.1 million, partially offset by net non-cash adjustments of $5.6 million, plus net changes in operating assets and liabilities of $3.3 million. The primary non-cash adjustments to net income were change in fair value of warrants and loan commitment of $4.0 million and depreciation and amortization costs of $0.8 million. Cash flow impacts from changes in net operating assets and liabilities were primarily driven by increases in inventories, accounts receivable and prepaid expense and other current assets, partially offset by increases in accrued liabilities and accounts payable.
Investing Activities
Net cash used in investing activities totaled $5.8 million in the six months ended June 30, 2022. We purchased $5.5 million of property and equipment. We paid $0.3 million related to patents acquired and patent costs that were capitalized.

Net cash used in investing activities totaled $22.1 million in the six months ended June 30, 2021. We purchased $2.0 million of property and equipment. We paid $20.1 million related to patents acquired and patent costs that were capitalized.
Financing Activities
Net cash provided by financing activities was $15.1 million in the six months ended June 30, 2022. We drew $15.0 million from our Tranche C and D term loans.

Net cash provided by financing activities was $18.3 million in the six months ended June 30, 2021. We raised cash through the issuance of Series D redeemable convertible preferred stock, with net proceeds of $10.0 million.
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

At the time of issuance of our unaudited consolidated interim financial statements for the six months ended June 30, 2022, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of such unaudited consolidated interim financial statements. However, we believe that, based on our current business plan, together with our existing cash as of June 30, 2022, and anticipated amendment with our lender as to the current revenue covenant, we will be able to fund our operating expenses and capital expenditure requirements into mid-2024.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our research and development efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:
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
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, originally consisting of a $25.0 million Tranche A term loan and a $25.0 million Tranche B term loan. The Tranche A term loan of $25.0 million was drawn at the initial closing of the Credit Agreement on December 30, 2020. The Credit Agreement was amended on May 27, 2021 to split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan and a $15.0 million Tranche C term loan. The Tranche B term loan of $10.0 million was drawn on May 27, 2021. The Credit Agreement was amended on March 30, 2022 to split the remaining $15.0 million Tranche C term loan into a $7.5 million Tranche C term loan and a $7.5 million Tranche D term loan. The Tranche C term loan was drawn on March 30, 2022. The Tranche D term loan was drawn on June 29, 2022.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.50% (11.25% at June 30, 2022). Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the total minimum revenue covenants thereafter. Pursuant to the Second Amendment, the minimum total revenue covenant, as amended, has resumed testing for the twelve months ended March 31, 2022. The Company is currently in compliance with the minimum total revenue covenant as of June 30, 2022.
The following table summarizes our commitments to settle contractual obligations as of June 30, 2022:

(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Lease commitments (1)	$6,476	$880	$4,900	$696	$—
Purchase obligations (2)	36,250	3,250	10,500	17,500	5,000
Total	$42,726	$4,130	$15,400	$18,196	$5,000
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
During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 30, 2022.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash of $71.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of June 30, 2022, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in “Part I, Item 1A. Risk Factors” of the Company’s 2021 Annual Report on 10-K filed with the SEC on March 30, 2022. There have been no material changes to such matters during the quarter ended June 30, 2022. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
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

IsoPlexis Corporation

Date: August 15, 2022	By:	/s/ Sean Mackay
	Name:	Sean Mackay
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ John Strahley
	Name:	John Strahley
	Title:	Chief Financial Officer
(Principal Financial Officer)