Form 10-Q
period 2022-09-30
IsoPlexis Corp
filed 2022-11-10
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had outstanding 39,575,989 shares of common stock as of November 8, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,128	$126,566
Accounts receivable, net	4,569	4,100
Inventories, net	38,247	24,299
Prepaid expenses and other current assets	1,679	3,478
Total current assets	97,623	158,443
Property and equipment, net	11,331	5,778
Intangible assets, net	20,162	21,008
Operating lease right-of-use assets	5,381	—
Other assets	355	2,243
Total assets	$134,852	$187,472
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,032	$4,839
Accrued expenses and other current liabilities	6,150	7,827
Deferred revenue	1,034	915
Total current liabilities	11,216	13,581
Long-term operating lease obligations	4,080	—
Long-term debt	46,051	31,646
Total liabilities:	61,347	45,227
Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 39,535,322 and 39,036,010 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	39	39
Additional paid-in capital	280,225	276,179
Accumulated deficit	(206,759)	(133,973)
Total stockholders’ equity	73,505	142,245
Total liabilities and stockholders’ equity	$134,852	$187,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue
Product revenue	$3,633	$3,890	$11,410	$10,906
Service revenue	851	303	1,990	810
Total revenue	4,484	4,193	13,400	11,716
Cost of product revenue	2,187	2,207	6,329	5,758
Cost of service revenue	40	13	182	41
Gross profit	2,257	1,973	6,889	5,917
Operating expenses:
Research and development expenses	4,169	4,700	18,359	13,869
General and administrative expenses	8,782	7,106	28,705	16,670
Sales and marketing expenses	5,702	10,066	24,992	27,097
Restructuring expenses	574	—	4,273	—
Total operating expenses	19,227	21,872	76,329	57,636
Loss from operations	(16,970)	(19,899)	(69,440)	(51,719)
Other income (expense):
Interest expense, net	(1,485)	(1,065)	(3,679)	(2,678)
Other income (expense), net	—	765	334	(1,915)
Net loss	$(18,455)	$(20,199)	$(72,785)	$(56,312)
Accrued dividends on preferred stock	—	(3,400)	—	(10,010)
Net loss attributable to common stockholders	(18,455)	(23,599)	(72,785)	(66,322)
Basic and diluted net loss per common share	$(0.47)	$(10.66)	$(1.86)	$(30.59)
Weighted-average common shares outstanding—basic and diluted	39,464,883	2,213,825	39,227,703	2,168,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,036,010	$39	$276,179	$(133,973)	$142,245
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,109	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	877	—	877
Warrant modification expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,725)	(28,725)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,043,119	$39	$277,358	$(162,698)	$114,699
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	273,002	—	87	—	87
Restricted stock awards released	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,303	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,395	—	1,395
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,606)	(25,606)
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,378,424	$39	$278,840	$(188,304)	$90,575
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	153,977	—	185	—	185
Restricted stock awards released	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,921	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,455)	(18,455)
Balance at September 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,535,322	$39	$280,225	$(206,759)	$73,505

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	975,039	74,876	2,133,904	$2	$1,151	$(52,404)	$(51,251)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,912	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,559)	(15,559)
Balance at March 31, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,144,816	$2	$1,251	$(67,963)	$(66,710)
Issuance of Preferred Stock	—	—	3,178	247	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	68,016	—	4	—	4
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,554)	(20,554)
Balance at June 30, 2021	253,862	$1,596	293,180	$3,870	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,212,832	$2	$1,489	$(88,517)	$(87,026)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,128	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	833	—	833
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,199)	(20,199)
Balance at September 30, 2021	253,862	$1,596	293,180	$3,870	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	1,105,045	$84,876	2,214,960	$2	$2,324	$(108,716)	$(106,390)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(72,785)	$(56,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,841	1,517
Provision for warranty costs	318	190
Change in fair value of warrants and loan commitment	—	4,104
Amortization of debt discount	899	471
Amortization of right-of-use assets	1,043	—
Share-based compensation	3,472	1,162
Provision for excess and obsolete inventories	174	240
Changes in operating assets and liabilities:
Accounts receivable	(469)	(571)
Inventories	(14,122)	(16,517)
Prepaid expenses and other current assets	1,799	(594)
Operating lease right-of-use assets	(122)	—
Other assets	693	45
Accounts payable	(807)	3,772
Accrued liabilities	(3,265)	3,141
Deferred revenue	119	733
Operating lease obligations	(952)	—
Net cash used in operating activities	(81,164)	(58,619)
Cash flows from investing activities
Purchases of property and equipment	(7,183)	(2,203)
Payments for patents acquired and capitalized	(365)	(20,268)
Net cash used in investing activities	(7,548)	(22,471)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock - Series A-2	—	40
Proceeds from issuance of Preferred Stock - Series D	—	10,000
Proceeds received from borrowings on credit agreement	15,000	10,000
Payment of deferred offering costs	—	(4,863)
Exercise of common stock options	274	11
Net cash provided by financing activities	15,274	15,188
Net change in cash and cash equivalents	(73,438)	(65,902)
Cash and cash equivalents beginning balance	126,566	106,641
Cash and cash equivalents ending balance	$53,128	$40,739
Non-cash investing and financing activities
Transfer of Tranche B loan commitment to contra-debt upon additional borrowing under credit agreement	$—	$841
Transfer of Tranche C loan commitment to contra-debt upon additional borrowing under credit agreement	$497	$—
Transfer of Tranche D loan commitment to contra-debt upon additional borrowing under credit agreement	$822	$—
Increase in right-of-use asset	$764	$—
Increase in operating lease liability obligations	$773	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,709	$2,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Nature of Operations
IsoPlexis Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware in March 2013. The Company is a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. The Company’s award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in-vivo biology and develop more precise and personalized therapies. The Company’s products have been adopted by researchers around the world, including each of the top 15 global pharmaceutical companies by revenue and by approximately 79% of the comprehensive cancer centers in the United States. On December 28, 2018, the Company created IsoPlexis UK Limited (“IsoPlexis UK”), which has remained dormant. IsoPlexis (Shanghai) Trading Co., Ltd. was created on October 9, 2021.
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
Liquidity and ability to continue as a going concern
During the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $72.8 million and $56.3 million, respectively, and used $81.2 million and $58.6 million of cash for operations, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $206.8 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

In addition, the Company’s Credit Agreement and Guaranty, dated as of December 30, 2020 (as amended, the “Credit Agreement”), between the Company and Perceptive Credit Holdings III, LP, as administrative agent and as a lender, includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period through December 31, 2025. Furthermore, the Company does not expect to meet certain of its financial covenants within one year following the date that these financial statements are issued. Therefore, the Company may be required to repay its outstanding debt within the next 12 months, the principal balance of which was $50.0 million as of September 30, 2022. The Company has obtained a waiver of the total minimum revenue requirements for the twelve month period ending September 30, 2022.

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

Foreign currency transactions

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net. See Note 13 for further information concerning transaction gains and losses.

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. The amendments in ASU 2020-04 could be adopted beginning March 12, 2020 and are effective through December 31, 2022. The Company has certain debt instruments for which the interest rates are indexed to LIBOR, and as a result, is currently evaluating the effect that the implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
Note 3 - Fair Value Measurement

Certain of the Company’s assets and liabilities are recorded at fair value, as described below.
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents- money market account	$30,055	—	—	$30,055

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment	$—	$—	$1,169	$1,169

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2022 and 2021.

The commitment for an additional tranche under the Credit Agreement (see Note 7) qualified as a freestanding financial instrument required to be recorded at estimated fair value. The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.12% at December 31, 2021. The loan balance was fully drawn during the nine months ended September 30, 2022 and the loan commitment asset has been reduced to zero as shown below.
The following table presents changes during the nine months ended September 30, 2022 and 2021 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance at January 1, 2022	$1,169	$—	$—
Exercise of Tranche C loan commitment	(497)	—	—
Change in warrant exercise price	150	—	—
Balance at March 31, 2022	822	—	—
Exercise of Tranche D loan commitment	(822)	—	—
Balance at June 30, 2022	—	—	—
Balance at September 30, 2022	$—	$—	$—

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balance as January 1, 2021	$2,240	$4,430	$207
Change in estimated fair value	(139)	1,807	—
Balance at March 31, 2021	2,101	6,237	207
Change in estimated fair value	—	2,061	—
Exercise of warrant	—	—	(207)
Exercise of Tranche B loan commitment	(841)	—	—
Balance at June 30, 2021	1,260	8,298	—
Change in estimated fair value	(65)	32	—
Balance at September 30, 2021	$1,195	$8,330	$—

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

On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the prior $15.0 million Tranche C term loan, which was available through March 31, 2022 subject to several conditions, was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which was borrowed on June 29, 2022. In connection with entering into the above-referenced Third Amendment to the Credit Agreement, on March 30, 2022, the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan draw as shown in the table above. The other half was recognized on June 29, 2022, when Tranche D was drawn upon.

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
Revenue by source

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Instruments	$2,118	$2,647	$7,219	$7,615
Consumables	1,515	1,243	4,191	3,291
Extended service warranty	357	213	859	510
Other service revenue	494	90	1,131	300
Total revenue	$4,484	$4,193	$13,400	$11,716
Revenue by geographic area

	Three months ended September 30,		Nine months ended September 30,
Based on region of destination (in thousands)	2022	2021	2022	2021
Americas (1)	$3,628	$2,933	$10,056	$8,554
Europe (2)	353	900	999	1,639
Greater China (3)	395	314	1,904	826
Asia-Pacific (4)	108	46	441	697
Total revenue	$4,484	$4,193	$13,400	$11,716
__________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, Czech Republic, Portugal, France, Spain, Germany, Sweden, Italy, Israel and Switzerland
(3)Region includes revenue from China and Taiwan
(4)Region includes revenue from Singapore, Japan, Australia, New Zealand and South Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.5 million, of which substantially all is expected to be recognized as revenue during 2022.
Contract balances
Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of September 30, 2022 and December 31, 2021 was $1.0 million and $0.9 million, respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded during the nine months ended September 30, 2022 included $0.5 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.

As of September 30, 2022, one customer, MediMergent, LLC, represented 10.7% of our accounts receivable. As of December 31, 2021, no single customer represented 10% or more of accounts receivable. For the three and nine months ended September 30, 2022 and September 30, 2021, no single customer represented 10% or more of revenue.
Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$4,644	$4,146
Allowance for doubtful accounts	(75)	(46)
Total accounts receivable net of allowance	$4,569	$4,100
Inventories, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$35,186	$22,179
Work in process	1,163	—
Finished goods	2,319	2,481
Reserve for excess and obsolete inventory	(421)	(361)
Total inventories, net	$38,247	$24,299
Property and equipment, net consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Furniture and equipment	$10,123	$5,585
Computers and technology	4,401	2,139
Leasehold improvements	1,456	1,073
Total	15,980	8,797
Accumulated depreciation	(4,649)	(3,019)
Property and equipment, net	$11,331	$5,778
Depreciation expense was $1.6 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$2,186	$3,656
Accrued operating expenses	1,915	3,556
Short-term operating lease liability	1,561	—
Other, including warranties	488	615
Total accrued liabilities	$6,150	$7,827
On April 11, 2022, the Company completed a re-organization of the Commercial team and company-wide RIF (Reduction in Force). This action resulted in non-recurring restructuring expenses of $4.3 million which were primarily associated with severance, benefits, and outplacement services during the second and third quarters of 2022. Restructuring liability is included within other current liabilities on the consolidated balance sheets.

The following table summarizes the restructuring liability accrual activity during the nine months ended September 30, 2022:

(in thousands)	Costs Incurred for the Nine Months Ended September 30, 2022	Payments Made During the Nine Months Ended September 30, 2022	Liability as of September 30, 2022
Severance related	$3,589	$3,572	$17
Outplacement services	259	215	44
Stock-based compensation expense	176	176	—
Consultant fees	138	138	—
Other	111	111	—
Total	$4,273	$4,212	$61
Note 6 - Intangible Assets
Intangible assets consist of the following:

		September 30, 2022
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,971	$2,092	$19,879
Capitalized licenses	1 - 4	670	387	283
Total intangible assets		$22,641	$2,479	$20,162

		December 31, 2021
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,607	$981	$20,626
Capitalized licenses	1 - 4	670	288	382
Total intangible assets		$22,277	$1,269	$21,008
During the nine months ended September 30, 2022, there were $0.4 million of additions to patents with a weighted average useful life of 11.0 years.

Amortization expense was $1.2 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The amortization of intangible assets attributable to product sales is recognized in cost of product and service revenue. The amortization of intangible assets not attributable to product sales is recognized in general and administrative operating expenses.
As of September 30, 2022, the estimated annual amortization of intangible assets for the remainder of 2022 and the next four years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2022 (remaining three months)	$427
2023	1,710
2024	1,710
2025	1,627
2026	1,599

Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement with Perceptive Credit Holdings III, LP, a significant equity investor, of which the Company borrowed $25.0 million immediately upon closing. In May 2021, the Company borrowed an additional $10.0 million. On March 30, 2022, the Company entered into a Third Amendment to Credit Agreement and Guaranty pursuant to which the prior remaining $15.0 million Tranche C term loan was changed to $7.5 million and such amount was borrowed on March 30, 2022. In addition, the Third Amendment added a new $7.5 million Tranche D term loan, which was drawn on June 29, 2022.

Borrowings under the Credit Agreement bear interest at the one-month LIBOR, with a 1.75% floor, plus a 9.50% margin (12.07% at September 30, 2022). Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and trailing twelve-month minimum revenue amounts measured on a quarterly basis. On October 29, 2021, the Company entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the minimum total revenue covenants thereafter. As of September 30, 2022, the Company was not in compliance with the minimum total revenue covenant requirement of $21.7 million and was in compliance with the minimum cash balance covenant requirement of $3.0 million. The Company has obtained a waiver of the minimum total revenue requirements for the twelve month period ending September 30, 2022.

The total minimum revenue covenant requirements for the next twelve months are as follows:

Twelve-Month Period Ending	Minimum Total Revenue (in thousands)
December 31, 2022	$26,545
March 31, 2023	30,179
June 30, 2023	35,221
September 30, 2023	40,649

In connection with the Credit Agreement closing, the Company issued to the lender warrants to purchase 97,504 shares of Series D preferred stock. The warrants have a 10-year contractual life and had an exercise price of $76.92 per warrant share. The fair value at issuance was estimated at $4.4 million and was recorded as a warrant liability. Upon closing of the IPO on October 12, 2021, the Series D redeemable convertible preferred stock warrant was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, warrants were amended and the exercise price was changed from $9.62 per warrant share to $6.00 per warrant share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan which was drawn on March 30, 2022. This common stock warrant is no longer considered “potentially redeemable” and the fair value of the warrant liability as of October 12, 2021 has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2021 (see Note 3).

In addition, given that the Credit Agreement contained additional tranches of potential borrowings at inception, the Company identified and recorded within other assets on the balance sheet a $2.2 million asset related to future loan commitments at December 30, 2020. During 2021, $0.8 million was reclassified as a reduction in the carrying value of the $10.0 million tranche drawn in May 2021 on a pro-rata basis, and will be amortized over the remaining term of the debt. In connection with the Tranche C draw on March 30, 2022, $0.5 million was reclassified as a reduction in the carrying value of the $7.5 million tranche and will be amortized over the remaining term of the debt. As of September 30, 2022, the loan was fully drawn and the asset related to the future loan commitment was reduced to zero. The Company determined that the loan commitment meets the definition within ASC 480 as a freestanding financial instrument to be recorded at fair value given that it is both (1) legally detachable per the explicit ability provided to the creditor allowing it to assign all or part of its interest under the Credit Agreement to any person or entity; and (2) separately exercisable given that it can be exercised or not exercised at the Company’s option without impacting the outstanding balance of the original $25.0 million borrowed upon execution of the Credit Agreement. The remaining proceeds were allocated to the value of the initial debt borrowed and the discount resulting on such debt is being amortized over the term of the Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate took effect. After December 31, 2022, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate (“SOFR”), which is deemed a replacement benchmark for LIBOR under the Credit Agreement, or an alternate index to be agreed upon; provided that if such alternate rate of interest shall be less than 1.75%, such rate shall be deemed to be 1.75% for the purposes of the Credit Agreement. Between December 31, 2022 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.
Note 8 - Equity
Common stock
As of September 30, 2022, the Company had authorized 400,000,000 shares of Common Stock, of which a total of 39,535,322 and 39,036,010 shares were outstanding, as of September 30, 2022 and December 31, 2021, respectively.
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
Under the Amended and Restated Certificate of Incorporation filed upon the Company’s IPO, the Company authorized 20,000,000 shares of non-redeemable preferred stock, $0.001 par value per share (“Preferred Stock”), of which no shares were outstanding at September 30, 2022 and December 31, 2021.
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

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	5,105,278	$2.62	7.7
Granted	1,335,924	2.67
Forfeited/Expired/Canceled	(566,397)	3.73
Exercised	(433,980)	0.63
Outstanding as of September 30, 2022	5,440,825	$2.69	7.4	$2,283
Vested and expected to vest as of September 30, 2022	5,440,825	$2.69	7.4	$2,283
Exercisable at September 30, 2022	2,907,227	$1.61	5.9	$2,186
Options to purchase 1.3 million shares were granted during the nine months ended September 30, 2022. The weighted-average grant date fair value of stock options awarded during the nine months ended September 30, 2022 was approximately $1.55 per share. As of September 30, 2022, there was a total of $9.7 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.5 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Nine months ended September 30,
	2022	2021
Risk-free interest rate	1.2%	0.94 - 1.4%
Expected term (in years)	7	7
Expected volatility	55%	55%
Expected dividend yield	—	—
Exercise prices	$1.90 - $3.43	$1.83 - $10.72
Estimated fair value of common stock options	$1.05 - $1.90	$3.96 - $10.72
Restricted stock awards

Restricted stock awards are rights to receive shares of the Company’s Common Stock upon meeting specified vesting requirements. The fair value of a restricted stock award is the market value as determined by the closing price of the stock on the day of grant. These awards were granted under the Company’s 2021 Plan.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	507,013	$8.46
Granted	967,783	3.91
Vested	(65,224)	2.70
Forfeited	(645,092)	4.67
Unvested as of September 30, 2022	764,480	$6.40
65 thousand shares of restricted stock vested during the nine months ended September 30, 2022. As of September 30, 2022, there was approximately $4.0 million of total unrecognized compensation cost related to restricted stock awards. This amount is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Employee stock purchase plan

In the third quarter of 2021, the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of the IPO. As of September 30, 2022, there has not been an offering under the ESPP and no shares of Common Stock have been purchased under the ESPP.

Expense

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Nine months ended September 30,
(in thousands)	2022	2021
Research and development	$179	$178
General and administrative	2,217	716
Sales and marketing	3	268
Total stock-based compensation expense	$2,399	$1,162
The following table summarizes restricted stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Nine months ended September 30,
(in thousands)	2022	2021
Research and development	$234	$—
General and administrative	304	—
Sales and marketing	535	—
Total restricted stock-based compensation expense	$1,073	$—
The $1.1 million of restricted stock-based compensation expense includes $0.2 million of accelerated expenses related to restructuring cost.

Note 10 - Commitments
Operating leases
At September 30, 2022, our operating leases had remaining lease terms of up to 4.25 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(in thousands)	September 30, 2022
Assets:
Operating lease right-of-use assets	$5,381
Liabilities:
Accrued expenses and other current liabilities	$1,561
Long-term operating lease obligations	4,080
Total lease liabilities	$5,641
Supplemental non-cash disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$764

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information, were as follows:

Nine months ended September 30,
(in thousands)	2022
Cost of product revenue	$92
Research and development expenses	285
Sales and marketing expenses	465
General and administrative expenses	407
Total operating lease expense	$1,249
Operating cash outflows from operating leases	$1,249

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

September 30, 2022
Weighted average lease liability term (in years)	3.53
Weighted average discount rate	5.00%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(in thousands)	September 30, 2022
2022 (remaining three months)	$451
2023	1,785
2024	1,747
2025	1,388
2026	776
Thereafter	—
Total lease payments	6,147
Less: imputed interest	(506)
Total lease liabilities	$5,641
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

	Nine months ended September 30,
(in thousands)	2022	2021
Accrued warranty cost, beginning	$285	$135
Cost of warranty services	(318)	(75)
Estimated provision for warranty cost	366	190
Accrued warranty cost, end	$333	$250
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

Note 13 - Other Income (Expense), net
Other income (expense), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Grant revenue	$—	$862	$381	$2,189
Investment income	55	—	55	—
Change in fair value of warrants and loan commitment	—	(97)	—	(4,104)
Currency gain/(loss)	(55)	—	(86)	—
Net book value of asset disposed	—	—	(16)	—
Other income/(expense)	—	—	—	—
Other income (expense), net	$—	$765	$334	$(1,915)

Note 14 - Net Loss per Share Attributable to Common Stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	September 30, 2022	September 30, 2021
Options outstanding to purchase common stock	5,440,825	5,113,324
Unvested restricted stock awards	764,480	—
Convertible preferred stock (as converted to common stock)	—	26,758,688
Note 15 - Related Party Transactions
The Company has license agreements with Yale University and California Institute of Technology. Yale University is a holder of Common Stock. There is an immaterial amount of receivables or payables due from or to these entities as of September 30, 2022. As described in Note 7, the Company has a Credit Agreement with Perceptive Credit Holdings III, LP, which is a holder of Common Stock.
Note 16 - Subsequent Events
On November 8, 2022, the Company obtained a waiver of the minimum total revenue requirements for the twelve month period ending September 30, 2022 under the Credit Agreement with Perceptive Credit Holdings III, LP and other lenders party thereto.

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
Data as of and for the three and nine months ended September 30, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. As of September 30, 2022, our principal source of liquidity was cash, which totaled $53.1 million.
We completed our first sale of our systems in June 2018 and have generally experienced revenue growth in recent periods. Revenue was $4.5 million and $13.4 million for the three and nine months ended September 30, 2022, as compared to $4.2 million and $11.7 million for the three and nine months ended September 30, 2021. Nevertheless, we have incurred recurring losses since inception. For the three and nine months ended September 30, 2022, our net losses were $18.5 million and $72.8 million as compared to $20.2 million and $56.3 million for the three and nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $206.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development and business expansion activities, particularly as we continue to:
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
New Customer Adoption of Our Platform
Our financial performance has been, and in the foreseeable future will continue to be, driven by our ability to increase the adoption of our platform and the installed base of our instruments. We plan to drive new customer adoption through a direct sales and marketing organization in the United States, China and parts of Europe and third party distributors in Europe, North America, the Middle East and Asia-Pacific. As of September 30, 2022, we market and sell our technology with an in-house commercial team and also utilize our distribution network to market and sell across multiple countries.
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
Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the three and nine months ended September 30, 2022 was $4.5 million and $13.4 million and was $4.2 million and $11.7 million for the three and nine months ended September 30, 2021. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience losses as we continue to expand our business.
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
Company re-organization and reduction in force (RIF)
On April 11, 2022, the Company completed a re-organization of the Commercial team and company-wide RIF (Reduction in Force) which reduced total head count company-wide from approximately 500 as of March 31, 2022 to approximately 380 as of June 30, 2022. This action resulted in one-time non-recurring restructuring expenses of $4.3 million which were primarily associated with severance, benefits, and outplacement services during the second and third quarters of 2022.
While the RIF was executed on April 11, 2022, we have continued to pursue further efficiencies and expect to achieve even lower operating expenses across multiple areas of our business, including but not limited to further savings in salaries and salary-related expenses, consultants and other professional services, internal material usage and licenses fees, in the fourth quarter of 2022 as seek to implement an accelerated path towards profitability. While we expect operating expenses to be lower in the short-term, over the longer-term operating expenses will go up as revenue increases, to support a larger installed instrument base and higher consumables sales.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of compensation related expenses, including salaries, bonuses, benefits, non-cash stock-based compensation for sales and marketing personnel, advertising and promotion expenses, consulting and subcontractor fees, sales commissions, recruiting fees, and various other selling expenses. We anticipate that our sales and marketing expenses will increase in the long term as we pursue growth and as we identify and expand into new markets, increase our product offerings, and expand our install base.
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

Results of Operations
Comparisons of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the dollar change in those items:

	Three months ended September 30,		Period to period change
(in thousands)	2022	2021
Revenue
Product revenue	$3,633	$3,890	$(257)
Service revenue	851	303	548
Total revenue	4,484	4,193	291
Cost of product revenue	2,187	2,207	(20)
Cost of service revenue	40	13	27
Gross profit	2,257	1,973	284
Operating expenses:
Research and development expenses	4,169	4,700	(531)
General and administrative expenses	8,782	7,106	1,676
Sales and marketing expenses	5,702	10,066	(4,364)
Restructuring expenses	574	—	574
Total operating expenses	19,227	21,872	(2,645)
Loss from operations	(16,970)	(19,899)	2,929
Other income (expense), net:
Interest expense, net	(1,485)	(1,065)	(420)
Other income (expense), net	—	765	(765)
Net loss	$(18,455)	$(20,199)	$1,744
Revenue
Total revenue increased $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This consisted primarily of a decrease of $0.5 million from sales of instruments, more than offset by an increase of $0.3 million for consumable revenue and $0.5 million increase in service revenue.
The decrease in instruments revenue for the three months ended September 30, 2022 was driven by a decrease in unit sales outside of North America and average sales price attributable to a difference in product mix between IsoLights and IsoSparks. Service revenue was up primarily due to additional collaboration revenue and an increase in service contracts compared to the prior period.
Gross Profit
Gross profit as a percentage of total revenues was 50% for the three months ended September 30, 2022 compared to 47% for the three months ended September 30, 2021 primarily driven by product mix and higher service revenue.
Operating Expenses
Operating expenses decreased by $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This included $0.6 million of one-time restructuring charges associated with the re-organization of the sales and marketing teams, manufacturing operations and research and development. These costs consisted of severance, benefits, and outplacement services provided as part of the Company’s reduction in force. Total operating expenses of $19.2 million for the quarter ended September 30, 2022 represent a reduction of $7.2 million or 27% from the preceding quarter-ended June 30, 2022.
Research and Development Expenses

	Three months ended September 30,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$2,760	$2,674	$86
Professional fees and sub-contractor	—	365	(365)
Prototyping	339	591	(252)
Recruiting	—	89	(89)
Lab materials	184	155	29
Supplies expense	273	465	(192)
Depreciation and amortization	581	15	566
Other	32	346	(314)
Total	$4,169	$4,700	$(531)
Research and development expenses decreased by $0.5 million, or 11%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to reduced spending around categories of professional fees and contractors by $0.4 million due to capitalization of software expense, prototyping by $0.3 million and supplies by $0.2 million. This was partially offset by a $0.1 million increase in compensation related expense and a $0.6 million increase in depreciation and amortization expense.
General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 24%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by an increase of $0.6 million related to stock based compensation, an increase of $0.7 million to support compliance as a publicly traded company, increases in compensation related expenses of $0.5 million in personnel to support organizational growth, and an increase of $0.3 million in software and networking expenses to support a larger organization. This was partially offset by a decrease of $0.3 million of recruiting related to our overall cost reduction effort.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $4.4 million, or 43%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to decreases in compensation related expenses of $2.3 million around personnel reduction from restructuring, a decrease in professional fees of $1.1 million related to the reduced spending on consultants, a decrease in recruiting expenses of $0.5 million, and a decrease in usage of internal inventory items of $0.7 million.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $50.0 million of borrowings outstanding as of September 30, 2022, and we recognized $1.5 million in interest expense for the three months ended September 30, 2022. We recognized $1.0 million in interest expense for the three months ended September 30, 2021.

Comparisons of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the dollar change in those items:

	Nine months ended September 30,		Period to period change
(in thousands)	2022	2021
Revenue
Product revenue	$11,410	$10,906	$504
Service revenue	1,990	810	1,180
Total revenue	13,400	11,716	1,684
Cost of product revenue	6,329	5,758	571
Cost of service revenue	182	41	141
Gross profit	6,889	5,917	972
Operating expenses:
Research and development expenses	18,359	13,869	4,490
General and administrative expenses	28,705	16,670	12,035
Sales and marketing expenses	24,992	27,097	(2,105)
Restructuring expenses	4,273	—	4,273
Total operating expenses	76,329	57,636	18,693
Loss from operations	(69,440)	(51,719)	(17,721)
Other income (expense):
Interest expense, net	(3,679)	(2,678)	(1,001)
Other income (expense), net	334	(1,915)	2,249
Net loss	$(72,785)	$(56,312)	(16,473)
Revenue
Total revenue increased $1.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This consisted primarily of an increase of $0.9 million from consumables and an increase of $1.2 million in service revenue partially offset by a decrease of $0.4 million from sales of instruments driven by product mix of IsoLights and IsoSparks.
Gross Profit
Gross profit as a percentage of total revenues was 51% for both the nine months ended September 30, 2022 and the nine months ended September 30, 2021.
Research and Development Expenses

	Nine months ended September 30,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$10,373	$6,716	$3,657
Professional fees and sub-contractor	366	1,087	(721)
Prototyping	1,687	1,778	(91)
Recruiting	115	407	(292)
Lab materials	1,073	667	406
Supplies expense	1,565	2,325	(760)
Depreciation and amortization	1,652	259	1,393
Other	1,528	630	898
Total	$18,359	$13,869	$4,490
Research and development expenses increased by $4.5 million, or 32%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increases in compensation related expenses of

$3.7 million from hiring approximately 20 new employees year over year, an increase of $1.4 million related to depreciation and amortization expense, an increase of $0.9 million in other expenses, and an increase of $0.4 million in lab materials, partially offset by a $0.7 million decrease in professional fees related to new product development and cost reduction projects, a decrease of $0.1 million in prototyping for next generation product development, a decrease of $0.3 million in recruiting expenses and a decrease of $0.8 million in supplies expense.
General and Administrative Expenses

General and administrative expenses increased by $12.0 million, or 72%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely driven by increases in compensation related expenses of $6.6 million due to year over year increase in personnel, an increase of $1.7 million of stock based compensation, an increase of $1.4 million of technology costs, an increase of $1.2 million of depreciation and amortization expense, an increase of $1.0 million of professional fees related to organizational process improvements, and an increase of $0.7 million in office related expenses. This was offset to a smaller extent by a decrease of $0.4 million in recruiting expense.
Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.1 million, or 8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to decreases in professional fees and contractors of $1.1 million, decrease in inventory items used of $0.7 million, a decrease in recruiting of $1.6 million, and a decrease in technology cost of $0.2 million, partially offset by an increase in compensation related expense of $0.9 million, and an increase in marketing expense of $0.5 million. Overall, the decrease was driven by controlled spending in categories of outside consultants and recruiting expense.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $50.0 million of borrowings outstanding as of September 30, 2022, and we recognized $3.7 million in interest expense for the nine months ended September 30, 2022. We recognized $2.7 million in interest expense for the nine months ended September 30, 2021.
Liquidity and Capital Resources
At September 30, 2022, we had $53.1 million in cash. Cash as of September 30, 2022 decreased by $73.4 million compared to December 31, 2021, primarily due to the factors described under the heading “—Cash Flows” below. Our primary source of liquidity, other than cash on hand, has been cash flows from issuances of common stock in our IPO, issuances of preferred stock, debt financings and, to a lesser extent, grant income.
Cash Flows
Comparisons of the Nine Months Ended September 30, 2022 and 2021
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	(81,164)	(58,619)
Investing activities	(7,548)	(22,471)
Financing activities	15,274	15,188
Net change in cash	$(73,438)	$(65,902)
Operating Activities
Net cash used by operating activities in the nine months ended September 30, 2022 primarily consisted of net loss of $72.8 million, partially offset by net non-cash adjustments of $8.7 million, plus net changes in operating assets and liabilities of $17.1 million, including a $14.1 million inventory increase. The primary non-cash adjustments to net income included share-based compensation of $3.5 million, depreciation and amortization expenses of $2.8 million and amortization of debt discount of $0.9 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventories and decrease in accrued expenses and other liabilities.

Net cash used by operating activities in the nine months ended September 30, 2021 primarily consisted of net loss of $56.3 million, partially offset by net non-cash adjustments of $7.7 million, plus net changes in operating assets and liabilities of $10.0 million, including a $16.0 million inventory increase. The primary non-cash adjustments to net income included share-based compensation of $1.2 million, depreciation and amortization expenses of $1.5 million, change in fair value of warrants and loan commitment of $4.1 million, amortization of debt discount of $0.5 million, provision for excess and obsolete inventories of $0.2 million and provision for warranty costs of $0.2 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accounts receivable, inventories and prepaid expenses and other current assets and partially offset by increases in accounts payable, accrued liabilities, deferred revenue, deferred rent and a decrease in other assets.
Investing Activities
Net cash used in investing activities totaled $7.5 million in the nine months ended September 30, 2022. We purchased $7.2 million of property and equipment. We paid $0.3 million related to patents acquired and patent costs that were capitalized.

Net cash used in investing activities totaled $22.5 million in the nine months ended September 30, 2021. We purchased $2.2 million of property and equipment. We paid $20.3 million related to patents acquired and patent costs that were capitalized.
Financing Activities
Net cash provided by financing activities was $15.3 million in the nine months ended September 30, 2022. We drew $15.0 million from our Tranche C and D term loans.

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

At the time of issuance of our unaudited consolidated interim financial statements for the nine months ended September 30, 2022, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of such unaudited consolidated interim financial statements. However, we believe that, based on our current business plan and anticipated amendment with our lender as to the current revenue covenant, we will be able to fund our operating expenses and capital expenditure requirements into mid-2024.

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
If we raise funds through additional strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings, debt financings or grants when needed, we may be required to delay, limit, or reduce our expansion efforts.
Contractual Obligations and Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million, originally consisting of a $25.0 million Tranche A term loan and a $25.0 million Tranche B term loan. The Tranche A term loan of $25.0 million was drawn at the initial closing of the Credit Agreement on December 30, 2020. The Credit Agreement was amended on May 27, 2021 to split the previously remaining $25.0 million delayed draw term loan commitments under the Credit Agreement into a $10.0 million Tranche B term loan and a $15.0 million Tranche C term loan. The Tranche B term loan of $10.0 million was drawn on May 27, 2021. The Credit Agreement was further amended on March 30, 2022 to split the remaining $15.0 million Tranche C term loan into a $7.5 million Tranche C term loan and a $7.5 million Tranche D term loan. The Tranche C term loan was drawn on March 30, 2022. The Tranche D term loan was drawn on June 29, 2022.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month LIBOR rate (with a minimum LIBOR rate for such purposes of 1.75%) plus a margin of 9.50% (12.07% at September 30, 2022). Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period. On October 29, 2021, we entered into the Second Amendment to, among other things, eliminate the minimum total revenue covenant for the twelve months ending December 31, 2021 and reset the total minimum revenue covenants thereafter. As of September 30, 2022, the Company was not in compliance with the minimum total revenue covenant requirement of $21.7 million. On November 8, 2022, the Company obtained a waiver of the total minimum revenue requirements for the twelve month period ending September 30, 2022 under the Credit Agreement.
The following table summarizes our commitments to settle contractual obligations as of September 30, 2022:

(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Lease commitments (1)	$6,147	$1,799	$3,290	$1,058	$—
Purchase obligations (2)	35,625	3,625	11,250	18,250	2,500
Total	$41,772	$5,424	$14,540	$19,308	$2,500
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
During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 30, 2022.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash of $53.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of September 30, 2022, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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
Foreign Currency Exchange Rate Risk

At September 30, 2022, we had wholly owned subsidiaries in the United Kingdom and China. Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our revenue and expenses are denominated Chinese Yuan, the Euro and the Pound. Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not hedge our foreign currency exchange risk and the materiality of these fluctuations have not had a material effect on our financial results. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in “Part I, Item 1A. Risk Factors” of the Company’s 2021 Annual Report on 10-K filed with the SEC on March 30, 2022. There have been no material changes to such matters during the quarter ended September 30, 2022. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Limited Waiver between Perceptive Credit Holdings III, LP and IsoPlexis Corporation, dated November 8, 2022

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (contained in Exhibit 101)
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

IsoPlexis Corporation

Date: November 10, 2022	By:	/s/ Sean Mackay
	Name:	Sean Mackay
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John Strahley
	Name:	John Strahley
	Title:	Chief Financial Officer
(Principal Financial Officer)