Form 10-K
period 2022-12-31
IsoPlexis Corp
filed 2023-03-02
CIK 1615055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $13,180,510 based upon the closing sale price of the Company’s common stock as reported on the NASDAQ Stock Market for that date.
The registrant had outstanding 39,763,101 shares of Common Stock, par value $.001 per share, as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•risks associated with our pending merger with Berkeley Lights, Inc. (“Berkeley Lights”);

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

Part I
Item 1. Business
Overview
IsoPlexis is empowering labs to leverage the cells and proteome changing the course of human health. Our systems assess cell behavior, providing functional data that contributes to understanding mechanisms of disease progression, treatment resistance and therapeutic efficacy to advance human health. We are a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. Our award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to more directly assess in vivo biology and develop more precise and personalized therapies.
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics, or the study of proteins and their functions, and single-cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing mechanisms underlying treatment response and disease progression. Our proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function both at a global and an individual cellular level, using the same instrument. Since our commercial launch in June of 2018, our platform has been adopted by all of the top 15 global biopharmaceutical companies by revenue and three-fourths of the National Cancer Institute (“NCI”) designated comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome treatment resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. While our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy, we are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.

Bulk methods of proteomic analysis, which analyze proteins in bulk samples that could be made up of many different types of cells, can be helpful to identify differences between groups in samples such as plasma and cerebrospinal fluid (“CSF”). But because individual cells, even of the same cell type (such as tumor cells or immune cells) can act very differently, single-cell resolution is necessary to gain a better understanding of cell function. Single-cell biology provides deep insights into variations among each individual cell’s behavior, such as underlying disease activity and therapeutic response, and is becoming a valuable tool for life science research. Single-cell functional analysis provides additional insight that can be missed by traditional bulk proteomic analyses, which delivers average cell activity in the aggregate. For example, in cell therapy, where heterogeneous populations of immune cells are engineered to combat tumors, traditional bulk proteomic methods can detect average differences between products, while single-cell functional analysis can identify the unique immune cell subsets that contribute most significantly to effective treatment responses. At the same time, while the genome of single cells has been explored in depth, genomics alone has limitations on accurately predicting treatment resistance, which often results from tumor protein signaling adaptations rather than genetic aberrations. In oncology, while genomics has been used to reveal mutations that reside along druggable pathways, therapeutics targeting these pathways have only marginally improved patient outcomes, with almost universal and rapid development of drug resistance. We believe that our platform can capture a more complete view of the functional biological drivers of disease and therapeutic response.
We designed our platform to reveal functional protein biology and cellular signaling networks to accelerate the development of advanced medicines. The drivers of efficacy and toxicity are heavily impacted by cytokines, or extracellular functional proteins, through which certain individual cells send and receive signals. Additionally, disease progression and treatment resistance are heavily impacted by the intracellular signaling proteins, in particular phosphoproteins, which dictate the functional state of any cell. We believe that directly capturing the full range of intracellular and extracellular functional proteins is critical to analyzing the efficacy of therapies, identifying biomarkers suitable for druggable targets, and modifying therapeutics that are not generating the intended result. Our technology fills a critical knowledge gap by directly detecting the full range of intracellular and extracellular functional proteins within a sample, using the same instruments to connect bulk and single-cell functional cell analysis.

Figure 1. The figure below represents the evolution of single-cell biology from the study of the genomic blueprint of a cell—its DNA and RNA—through the functional representation of each cell’s activity—its extracellular and intracellular proteins. This evolution towards the proteome is enabling greater application to translational medicine.
Our platform is an end-to-end solution comprised of our proprietary IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software. Our IsoLight and IsoSpark instruments are designed to be automated benchtop proteomic hubs with integrated software that decreases the need for manual analysis steps. Our IsoCode chips utilize our core technology leveraging our proteomic barcoding to capture single-cell protein information. Our CodePlex chips leverage our core technology to assay multiplexed bulk proteins from very low volumes. Our IsoSpeak software interprets these data and is capable of rapidly returning comprehensive data figures, allowing users to quickly evaluate results, and advanced visualizations, which facilitate exploring complex data sets for additional insights. We believe that our platform overcomes many of the limitations of traditional proteomic workflows, which can be capital-intensive, time-consuming and laborious, require multiple instruments and many manual steps that increase the opportunity for error and variability, and may only be capable of analyzing small numbers of functional proteins at a time. Our platform supports multiple applications, including in cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases.
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
Our current product offering supports a variety of applications that are broadly used for translational, preclinical and clinical development of advanced medicines, representing an initial $12 billion addressable market opportunity based on management estimates. This cumulative market spend accounts for an installed base of approximately 55,000 instruments, in line with mature protein and cell biology technologies such as flow cytometry and multiplexed proteomics. Our relevant end users span the range of biopharmaceutical companies and academic and research institutions worldwide, which in the aggregate cover approximately 5,500 advanced medicine programs in both preclinical and clinical stages. In addition to our currently targeted addressable market opportunity in advanced medicines, we have expanded our capabilities with intracellular protein detection IsoCode chip products, which are designed to improve discovery biology as a bridge to the earlier development of advanced medicines. These products have been used to identify mechanisms of therapeutic resistance in cancer cells, helping to provide mechanistic insights that can inform treatment decisions. We believe this represents an incremental $12 billion addressable market opportunity. Expanding our chip solution portfolio is a key factor in enabling us to expand our capabilities into applications for infectious diseases, inflammatory conditions, and neurological diseases.
As of December 31, 2022, we have placed 286 systems globally, including at each of the top 15 global biopharmaceutical companies by revenue and approximately three-fourths of the comprehensive cancer centers in the United States. As of December 31, 2022, we employed a commercial team of approximately 100 team members. We market and sell our platform, which is currently marketed to customers as research use only, through a direct sales channel in North America and specific regions in Europe. Additionally, we utilize thirteen distributor relationships to market and sell our products in Europe, North America, the Middle East and Asia-Pacific.
Our revenue to date has been driven primarily by sales of our instruments and chip consumables. Revenue for the years ended December 31, 2022 and 2021, was $16.8 million and $17.3 million, respectively. For the year ended December 31, 2022, our sales to end-markets of biopharmaceutical companies and academic and research institutions represented approximately 60% and 40% of our total sales, respectively. We generated net losses of $106.0 million and $81.6 million for the years ended December 31, 2022 and 2021, respectively.

Pending Acquisition by Berkeley Lights, Inc.
On December 21, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkeley Lights and Iceland Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Berkeley Lights (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into IsoPlexis, with IsoPlexis continuing as the surviving corporation and a wholly-owned subsidiary of Berkeley Lights (the “Merger”). The consummation of the Merger is subject to customary closing conditions, including the approval by Berkeley Lights stockholders of the issuance of shares of Berkeley Lights common stock to IsoPlexis stockholders in connection with the Merger and the adoption of the Merger Agreement by IsoPlexis’ stockholders.
The IsoPlexis Advantage
We designed our platform to reveal functional protein biology and cellular signaling networks at single-cell and bulk resolution to accelerate the development of advanced medicines and improve patient outcomes by revealing treatment response and disease progression. As of December 31, 2022, use of our platform has generated approximately 55 predictive data sets and our technology has been referenced in approximately 110 publications. We believe that our platform offers several advantages over existing proteomic and cellular analysis technologies, including:

Direct single-cell analysis of functional proteins: We designed our platform to directly measure the functional proteins from each cell in a highly multiplexed manner. For example, our platform is capable of directly measuring the proteomic activity of each cell—such as T cells, macrophages, or cancer cells—providing highly correlative clinical and preclinical immune biomarkers. In contrast, while technologies such as RNA sequencing provide information useful for estimating cellular protein function, the correlation between such information and functional proteins is relatively low, making it difficult to translate the information from these technologies into insights for therapeutic applications. Similarly, flow cytometry cannot detect the highly multiplexed extracellular functional proteins from each cell that may directly correlate to in vivo response.
Multiple proteomic applications on a single system: We designed our technology to provide highly multiplexed information from bulk and single-cell extracellular proteome and the intracellular proteome, all on the same system. Our approach, which leverages a single system, is designed to increase efficiency and accessibility across many areas of advanced cellular analysis for a wide range of applications.
Rapid data analysis and insights: Gathering insights from current single-cell technologies can take months due to the limitations of current solutions in collecting and analyzing data. Our IsoSpeak software provides advanced automated data analysis with a push-button user interface that can be run with limited technological expertise and is capable of generating insights and comprehensive data figures within hours, that are in a format that would be suitable for inclusion in a research publication submission. By streamlining and accelerating the data collection process, we believe our platform could potentially help our customers get actionable results faster and shorten research timelines.
Ultra-low sample volume requirements: Many traditional bulk proteomic workflows require relatively large sample volume, which can be a challenge for customers since samples are often very limited. We designed our platform to maximize the utility of the limited sample volume that our customers obtain from their clinical trials or animal models. Our IsoCode and CodePlex chip consumables require sample volumes as small as 8 µL, allowing for multiplexed analysis of samples that are difficult to obtain, such as cerebrospinal fluid and tracheal samples.
Simplified workflow and minimal footprint: Many traditional bulk proteomic workflows and single-cell workflows are laborious and time consuming, requiring many manual steps across multiple instruments performed by skilled technicians. After a sample is loaded onto one of our chips, which is then inserted into our IsoLight or IsoSpark instrument, our platform automates all protein detection steps in a walk away fashion, saving time and laboratory resources and reducing opportunities for error or variability. Our automated ELISA, or a standard immunoassay, workflow reduces the need for specialized technicians to run experiments or interpret results and reduces overhead. Without our platform, similar workflows would require multiple instruments that would occupy a substantially larger combined footprint compared to the benchtop placement of our instruments, which have a total footprint of 28.5 inches (in the case of the IsoLight) or 18 inches (in the case of the IsoSpark). We believe ease of use of our fully automated benchtop instruments, combined with their minimal footprint, drives customers to adopt our platform at a lower system and labor cost.
Our Platform
Our platform is an end-to-end solution comprised of our proprietary IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software, spanning multiple applications. Once a sample is loaded onto our proprietary “proteomic barcoded” IsoCode or CodePlex chips, highly sensitive software-enabled optics quantify the proteins associated with each single-cell through individualized antibody-based proteomic reactions.
Our platform leverages a series of chambers that capture single cells, where each separate chamber enables multiplexed protein detection reactions simultaneously in a parallelized fashion. The highly multiplexed number of functional proteins per cell quantified by our platform’s proteomic barcoding has led to correlative insights in cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases.
Our Instruments
Our IsoLight and IsoSpark instruments, both Red Dot Design Award winners, run our IsoCode and CodePlex chips, enabling high-throughput analysis of functional proteins from single cells and low sample volume bulk with a fully automated workflow. The IsoLight has a footprint of 28.5 inches while the IsoSpark is a compact 18 inches. Both instruments are comprised of four modules:
•an optical system to assess protein expression;

•a fluidic system to enable the automated ELISA workflow that allows the user to insert samples and retrieve answers with limited hands on time;
•a mechanical system to enable analysis of eight samples for single-cell analysis or 96 samples for bulk analysis in the IsoLight, or four samples for single-cell analysis or 48 samples for bulk analysis in the IsoSpark, simultaneously; and
•a thermal system to provide for the incubation of single cells to capture their proteomic reactions.
Our Chip Consumables
IsoCode chips: Our highly multiplexed chip solutions for single-cell functional proteomics
Our IsoCode single-cell chip solutions provide highly multiplexed applications to capture the functional extracellular and intracellular proteome.
Our single-cell extracellular protein detection chip solution, which we also refer to as our single-cell extracellular proteome solution, works through a series of steps:
•first, the sample is prepared and retained in suspension;
•second, live cells are loaded onto the chip; and
•third, the live cells housed in the single-cell chambers secrete their extracellular proteins, which are captured by our proteomic barcode.
Similarly, our single-cell intracellular protein detection chip solution, which we also refer to as our single-cell intracellular proteome solution, works through a series of similar steps:
•first, the sample is prepared and retained in suspension;
•second, live cells are loaded onto the chip; and
•third, these live cells are lysed within each single-cell chamber to release their intracellular components, which are then captured by our proteomic barcode.
In each case, our IsoLight or IsoSpark then detects the expression of these proteins per cell and determines the protein profile of each single-cell.
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
Our IsoLight or IsoSpark then detects the relative concentration of these proteins in bulk and determines the protein profile of each sample.
Figure 4. The CodePlex chip solution workflow
Our Software
Our IsoSpeak software, an Edison Award winner, takes complex high-dimensional data and automates analysis with an intuitive push-button user interface to deliver same-day single-cell and bulk proteome visualizations without the need for highly specialized informatics professionals. The software works by retaining the images of the proteins detected on the IsoLight or IsoSpark, analyzing the images for expression of those proteins using fluorescence, and then converting the information into actionable insights through various data visualizations.
Our Services
In addition to selling our products, we leverage our platform to provide research support and services to our customers. We process samples from certain of our customers using our platform and return to these customers the immune response data generated from their samples. We also provide post-warranty services to our customers who have purchased our instruments.
Our Applications across the Drug Development Continuum
Our IsoCode single-cell extracellular proteome solution measures the extracellular functional proteins from each cell in a highly multiplexed manner, allowing for complete single-cell functional characterization. This solution enables the comprehensive profiling of the extracellular function of a wide variety of immune cell types, resulting in the generation of correlative data sets in the fields of cancer immunology and cell and gene therapy, which have been our initial areas of focus. The differentiated information that has been obtained has been applied preclinically to evaluate immune and cell therapy candidates and processes. Additionally, it has generated key biomarkers of immune response in early clinical studies and forms the basis of our initial addressable market for advancing preclinical and clinical trials within advanced medicines. This chip solution has been leveraged by a number of high impact clinical studies published in reputable scientific journals such as Cell and Blood. See “—Customer Case Studies.”
Our IsoCode single-cell intracellular proteome solution simultaneously measures multiple intracellular protein signaling networks at the single-cell level, allowing for detection of critical protein-protein interactions and signaling networks in rare cells and cell subsets. These various protein signaling networks form the basis of both functional and dysfunctional activity in a wide variety of cell types. Our single-cell intracellular proteome solution enables a better understanding of these signaling networks, which can then be applied to treat dysfunction in tumor cells and to facilitate activation of key immune cell types earlier in the therapeutic discovery process. The ability to target these signaling networks provides access to serve a discovery-focused market, enabling us to address opportunities in the fields of infectious diseases, inflammatory conditions, and neurological diseases.

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
Customer Case Studies
Each of the case studies described below leveraged our IsoCode single-cell extracellular proteome solution by detecting immune cell protein responses within our IsoCode chip and detecting unique extracellular protein signatures from subsets of these immune cells that predicted or correlated with treatment response or disease progression. The unique extracellular protein signature in each case study was defined by the ability of the cells to produce multiple proteins simultaneously, which we refer to as a sample having polyfunctional strength, or PSI.
Analyzing treatment response and product potency in CAR-T cell therapy study
As published in Blood, in a 20 subject non-Hodgkin lymphoma study sponsored by Kite Pharma, researchers using our platform determined that the PSI of each CAR-T cell therapy product, prior to infusion, had a significant association with complete or partial patient response to anti-CD19 CAR-T therapy. Other pre-infusion metrics tested in this study using alternative methods were not predictive. Through this research, we were able to highlight the important role a functionally versatile subpopulation of CAR-T cells may play in the potency of anti-CD19 therapies. We believe product-based readouts like this one have the potential to enable more predictive and scalable manufacturing and product release of cell therapies globally.
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
Analyzing treatment response and product potency in TIL therapy study
As published in Nature, in a study of adoptive cell therapy using tumor-infiltrating lymphocytes (“TILs”) for lung cancer, researchers using our platform determined that polyfunctionality of CD8 T cells was associated with the impact of the infusion of TILs on immune response. Recognizing that PSI is a metric for efficacy of cell therapies, the researchers compared the ability of T cells to secrete functional proteins before and after TIL infusion and found that polyfunctionality increased after TIL treatments. Our platform’s functional readouts have been shown to be critical for understanding the potency and durability of cell therapies.
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
In addition to our currently targeted addressable market opportunity in advanced medicines, we have recently expanded our capabilities with our intracellular protein detection IsoCode chip products, which are designed to improve discovery biology as a bridge to earlier development of advanced medicines. We believe this represents an incremental $12 billion addressable market opportunity. Additionally, we are pursuing a range of integrated applications around sequencing and proteomic analytes from single cells, which will enable further applications for discovery biology. Expanding our chip solution portfolio is a key factor in enabling us to expand our capabilities into applications for infectious diseases, inflammatory conditions, and neurological diseases. Furthermore, our long-term strategy is ultimately to add additional applications serving clinical diagnostics research that will allow us to serve additional markets we believe to be worth approximately $10 billion. We expect that our initial entry into the clinical diagnostics market will start with our CodePlex solution for quantitative low-volume bulk proteomics as it provides accessibility to end users through automation. We believe investments in these areas will provide access to a potential $34 billion total addressable market.
Our Growth Strategy
Our goal is to establish our platform as a leading proteomic workflow solution in the life sciences industry. In pursuit of that goal, the key elements of our growth strategy include:
Promoting our platform as the standard for single-cell proteomic analysis
We believe that our platform is a critical tool that provides new and accessible layers of biological data at the single-cell level, and the ability to capture the functional extracellular and intracellular proteome from single cells for the first time. We believe that our platform is well positioned to fundamentally advance therapeutic discovery and development. We intend to continue promoting our instruments, chip consumables, and software to drive awareness of the broad utility of our platform for development of advanced medicines and the discovery of biomarkers.
Expand the installed base of our IsoLight and IsoSpark instruments with new and existing customers
As of December 31, 2022, we have placed 286 systems worldwide within leading biopharmaceutical companies and academic and research institutions in North America, Europe and Asia-Pacific. Utilizing our multi-channel sales and distribution network, we intend to continue engaging with the global life sciences community to grow our installed base and expand the number of instruments within organizations that are already utilizing our technology to advance their research and therapeutic development. Outside of North America, we intend to leverage our distributor partnerships across four continents to expand our presence, with an emphasis on the China market.

Drive adoption of our existing applications
We founded our company to help solve critical challenges to accelerating advanced medicines and, since our inception, we have developed multiple applications spanning cancer immunology, cell and gene therapy, infectious diseases, inflammatory conditions, and neurological diseases. We intend to continue promoting our platform to help meet the urgent need to develop new therapeutics and accelerate development timelines across these applications. We intend to continue promoting the discoveries and data published by our customers, which we believe will further reinforce the value of our platform and drive additional adoption of our platform for use across these applications.
Develop new applications across multiple cell types, therapeutic classes, and indications
As we continue to deploy our platform, we intend to concurrently expand the breadth of applications for our technologies to encourage increased use of our platform across our addressable markets. At present, we believe we have the ability to reveal insights in functional proteomics in new therapeutic classes and indications, such as infectious diseases, inflammatory conditions, and neurological diseases. We continue to develop new methods to allow for the analysis of additional cell types on our platform, allowing IsoPlexis to expand into additional research areas. Our goal is to continue innovating and bringing new products to market as new areas of therapeutic development emerge.
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
Integrate sequencing biology with proteomics
We intend to further develop our product roadmap to integrate sequencing and functional proteomic biology from single cells to enable novel applications in discovery biology through our newest product, Duomic. Currently, single-cell solutions are limited in their ability to detect genomic and transcriptomic information and functional proteins concurrently from single cells. Based on our core technology leveraging our proteomic barcoding, Duomic utilizes our existing instrumentation to give researchers the ability to simultaneously measure functional protein and gene expression levels from the same cell. We believe that the ability to modulate and modify genomic activity in cells and detect genomic impacts can be enhanced by verifying the proteomic, or functional, impacts concurrently from the same cell. Our technology’s ability to reveal this multi-omic connectivity across cellular pathways may be able to provide earlier therapeutic insights for developers of advanced medicines.
Our Commercial Organization
We launched our first product in June 2018 and have sold our products primarily to biopharmaceutical companies and academic and research institutions. Market adoption has accelerated since our initial commercial launch with 77 instruments sold in 2022 and 98 instruments in 2021. We have a global customer base with 207 systems placed in North America, 29 in EMEA and 50 in Asia-Pacific, in each case as of December 31, 2022.
We continue to invest in our commercial team of approximately 100 people as of December 31, 2022, including 25 sales representatives. Beyond our direct salesforce, we have relationships with thirteen distributors covering countries including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Portugal, Japan, Singapore, South Korea, Spain, Switzerland, and the United Kingdom.
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
Our Product Development Approach
Our research and development teams, located in Branford, Connecticut, design and develop our proprietary products utilizing and combining expertise in single-cell biology, fluidics, optics, informatics, hardware and software engineering. Our collaborative approach across disciplines helps lead to advancements in technology development intended to provide clarity on new layers of complex biology to advance curative medicines. To complement our growth strategy, both in the near term and long term, we plan to focus our research and development on:
New applications
We intend to focus our research and development efforts on developing new high value, highly differentiated applications that unlock new proteomically driven biology and drive the future of disease understanding and development of advanced medicines. Our focus in the near term includes new applications for infectious diseases, inflammatory conditions, and neurological diseases.
New panels and protocols
We intend to focus on developing new panels, protocols, and analyte targets for each application family to cover the full range of our customers’ biological needs. Our research and development efforts in this area are centered on expanding our menu of test panels for single-cell extracellular proteomics, single-cell intracellular proteomics and low volume bulk proteomics to include, for example, T cell signaling panels for single-cell and low volume bulk analysis. Our focus in the near term also includes releasing protocols for additional types of immune cells, tumor cells and neural cells.
Integrating proteomics with sequencing-based technologies
We also intend to focus on integrating proteomics technologies with sequencing-based technologies to extend existing capacities in single-cell biology through our new multi-omic product, Duomic. Based on our core technology leveraging our proteomic barcoding, Duomic utilizes our existing instrumentation to give researchers the ability to simultaneously measure functional protein and gene expression levels from the same cell. We believe that this integration will enable a better understanding of the connections between the transcriptome and the proteome, and will have applications for cancer immunology, cell and gene therapy and neurological diseases.
Additionally, we also intend to focus on developing software that automates and streamlines advanced analytics, enabling immediate insights, and working with clinical partners to put in place validated tests that build a long-term path to clinical usage of our solutions.
Our research and development costs were $23.5 million and $21.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we employed 88 employees in research and development. We will continue investing in efforts to support the ongoing development of our instruments, chip consumables and software, as well as enhance the overall performance of our solutions.
Employees
As of December 31, 2022, we employed 290 employees. Of these employees, 88 were engaged in research and development activities, and we employed a commercial team of approximately 100 team members. 262 of these employees are located in the United States and 28 of these employees are located across Europe and Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.
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
Facilities
Our principal executive offices are located in Branford, Connecticut, where we lease approximately 24,932 square feet of office and manufacturing space. The lease for our principal executive offices is currently scheduled to terminate on

December 31, 2026. In addition to our principal executive offices, we lease additional offices and manufacturing space in Branford, Connecticut and additional offices in Kent, England and Shanghai, China.

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

Competition
We face significant competition in the life sciences technology market. We currently compete with many established technology companies in the flow cytometry, cellular analysis and single-cell -omics businesses. This includes companies that design, manufacture and market systems, consumables and software for, among other applications, genomics, transcriptomics, proteomics, metabolomics, single-cell analysis and immunology, and/or provide services related to the same. These companies include Becton, Dickinson and Company, Thermo Fisher Scientific Inc. and Bio-Rad Laboratories, Inc., each of which has products that compete to varying degrees with some but not all of our products. Growing understanding of the importance of single-cell information is leading to more companies offering services related to collecting such information. Our target customers may also elect to develop their workflows on legacy systems or using traditional methods, rather than implementing our platform, and they may also decide to stop using our platform. In addition, there are many large established players in the life sciences technology market that we do not currently compete with but that could develop systems, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.
For further discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to Our Business and Industry—The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operation will suffer” in Item 1A. of this Form 10-K.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which became effective in most material respects beginning on January 1, 2023. The CPRA further expands the CCPA with additional data privacy compliance requirements and obligations and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. While we are not currently subject to the CCPA and CPRA, we may in the future be required to comply with such laws, which may increase our compliance costs and potential liability. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
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
As of December 31, 2022, we owned 51 issued U.S. patents, 21 pending U.S. patent applications, two pending Patent Cooperation Treaty (“PCT”) applications that have not entered national stage, 58 issued foreign patents and 32 pending foreign patent applications in various foreign jurisdictions, including the European Patent Office, Japan, China, and Hong Kong. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, our owned issued patents are expected to expire between 2028 and 2037 and our owned patent applications, if issued, are expected to expire between 2028 and 2043.

Various of our owned issued patents and patent applications relate to out automated proteomic systems, including our IsoLight and IsoSpark instruments, IsoSpeak software, and our IsoCode and CodePlex chip consumables. We also have patents and patent applications related to products or technologies that are under development or are on our development roadmap.
As of December 31, 2022, we exclusively licensed seven issued U.S. patents, four pending U.S. patent applications, seven issued foreign patents and ten pending foreign patent applications in various foreign jurisdictions. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, our exclusively in-licensed issued patents are expected to expire between 2028 and 2038 and our exclusively in-licensed patent applications, if issued, are expected to expire between 2028 and 2038. Our exclusively in-licensed issued patents and patent applications relate to our automated proteomic systems, including our IsoCode chip consumables.
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
In addition to our reliance on patent protection for our inventions, products and technologies, we also seek to protect our brand through the procurement of trademark rights. We own registered trademarks and pending trademark applications for “IsoPlexis,” “IsoLight,” “IsoCode,” “CodePlex,” “IsoSpeak” and other product related brand names in the United States and certain foreign jurisdictions. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We currently maintain as trade secrets our software and certain other technologies, including assays. To mitigate the chance of trade secret misappropriation, we enter into nondisclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. Additionally, we use certain open source software in our products and services, including our IsoSpeak software, and anticipate using open source software in the future. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services. For further discussion of the risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property” in Item 1A. of this Form 10-K.

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
In connection with entering into the Yale Agreement, we issued 7,772 shares of Series A redeemable convertible preferred stock to Yale valued at approximately $51,000 at the time of issuance. We then amended the Yale Agreement in January 2018 (the “January 2018 Amendment”) to obtain an exclusive license to certain additional patent rights which include device, system and method of use claims directed to high-throughput single-cell polyomics to manufacture, use and commercialize products in all fields of use, which we subsequently amended in July 2021 to make the license exclusive in all fields except in the field of spatial biomolecular analysis only. Pursuant to the January 2018 Amendment, in consideration for the inclusion of these patent rights, we issued 3,374 shares of Series B-2 redeemable convertible preferred stock to Yale valued at approximately $100,000 at the time of issuance. In addition, we must pay Yale a customary annual license maintenance royalty (“LMR”) in the low six-figure dollars, as well as low single-digit percentage earned royalties on worldwide cumulative net sales of licensed products, which royalties are subject to reduction upon the occurrence of certain events as specified in the Yale Agreement. The LMR is credited against earned royalties due by the Company in the same calendar year. As of December 31, 2022, we have incurred $0.1 million in royalty expense under the Yale Agreement.

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
In connection with entering into the Caltech Agreement, we issued 2,830 shares of Series B redeemable convertible preferred stock to Caltech valued at approximately $50,000 at the time of issuance. Upon our IPO in October 2021, all of our outstanding shares of redeemable convertible preferred stock were automatically converted to shares of common stock. Accrued dividends payable in respect of the outstanding shares of redeemable convertible preferred stock were settled through the issuance of shares of common stock. Accordingly, Caltech received 23,719 common shares upon the closing of our IPO. In addition, we must pay Caltech a royalty on the exclusively licensed patent rights at a low single-digit percentage of net revenues on a country-by-country and licensed product-by-licensed product basis (with an annual minimum royalty in the range of low to mid five-figure dollars), which obligation will continue until the expiration of all patent claims covering such licensed product in such country. For any country in which the exclusively licensed patent rights do not include any valid claims, we must pay Caltech a royalty on the non-exclusively licensed technology at a lower single-digit percentage of net revenues for a period of ten years from the first commercial sale. In the event that we fail to commercialize products that incorporate the licensed patents or technology, the annual minimum royalties due to Caltech will increase in accordance with the terms of the Caltech Agreement. We are also required to pay Caltech a mid-teen percentage of sublicensing revenue. As of December 31, 2022, we have incurred an immaterial amount in royalty expense pursuant to the Caltech Agreement. There are no potential future milestone payments under the Caltech Agreement.
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
Summary Risk Factors
Our business is subject to a number of risks, including those described at length below. The following is a summary of some of the principal risks we face:
•risks relating to our pending merger with Berkeley Lights;
•we have incurred significant net losses since inception, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability and we have concluded that there is substantial doubt about our ability to continue as a going concern;
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
•if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, financial condition, results of operations and prospects may be adversely affected until we are able to secure a new facility; and
•if we are unable to obtain and maintain sufficient intellectual property protection for our products and technologies, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

Risks Related to the Merger

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied, including the approval by Berkeley Lights stockholders of the issuance of Berkeley Lights Common Stock (as defined below) to IsoPlexis stockholders in connection with the Merger (the “Berkeley Lights share issuance proposal”) and adoption of the Merger Agreement by IsoPlexis’ stockholders (the “IsoPlexis merger proposal”), or waived (to the extent permitted), in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of Berkeley Lights and IsoPlexis, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

Additionally, either Berkeley Lights or IsoPlexis may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by June 21, 2023 (which date will be automatically extended to September 21, 2023 under certain circumstances if certain regulatory approvals have not been obtained by June 21, 2023 and then again to December 21, 2023 under such circumstances if such regulatory approvals have still not been obtained by September 21, 2023). In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Berkeley Lights or IsoPlexis, as applicable, may be required to pay the other party a termination fee of $2.3 million, including certain circumstances in which the Berkeley Lights board of directors or the IsoPlexis board of directors, as applicable, effects a change of recommendation or under certain circumstances where Berkeley Lights or IsoPlexis, as applicable, enters into an agreement with respect to (or consummates) a superior proposal following the termination of the Merger Agreement.

The termination of the Merger Agreement could negatively impact IsoPlexis and the trading price of IsoPlexis common stock.

If the Merger is not completed for any reason, including because Berkeley Lights stockholders fail to approve the Berkeley Lights share issuance proposal or because IsoPlexis stockholders fail to approve the IsoPlexis merger proposal, the ongoing business of IsoPlexis may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, IsoPlexis would be subject to a number of risks, including the following:

•IsoPlexis may experience negative reactions from the financial markets, including negative impacts on its stock price;

•IsoPlexis may experience negative reactions from its customers, suppliers, distributors and employees;

•IsoPlexis will be required to pay its costs relating to the Merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Merger is completed;

•the Merger Agreement places certain restrictions on the conduct of IsoPlexis’ business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of Berkeley Lights (not to be unreasonably withheld, conditioned or delayed), may have prevented IsoPlexis from making certain acquisitions or from taking certain other specified actions during the pendency of the Merger that would have been beneficial; and

•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by IsoPlexis management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to IsoPlexis as an independent company.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, IsoPlexis is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to IsoPlexis and its stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts IsoPlexis from taking specified actions without the consent of Berkeley Lights and requires that the business of IsoPlexis and its subsidiaries be conducted in the ordinary course in all material respects. These restrictions may prevent IsoPlexis from making appropriate changes to its business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger, and uncertainty regarding the Merger, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions concerning IsoPlexis and adversely affect IsoPlexis’ ability to effectively manage its business.

The Merger will happen only if the stated conditions are met, including the approval of the Berkeley Lights share issuance proposal, the approval of the IsoPlexis merger proposal and the receipt of any required regulatory approvals, among other conditions. Many of the conditions are outside the control of Berkeley Lights and IsoPlexis, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, distributors, vendors, strategic partners or others that deal with IsoPlexis to delay or defer entering into contracts with IsoPlexis or making other decisions concerning IsoPlexis or seek to change or cancel existing business relationships with IsoPlexis, which could negatively affect its business. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the business of IsoPlexis, regardless of whether the Merger is ultimately completed.

In addition, the Merger Agreement restricts IsoPlexis and its subsidiaries from making certain acquisitions and from taking other specified actions during the pendency of the Merger without the consent of Berkeley Lights. These restrictions may prevent IsoPlexis from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Merger.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions to IsoPlexis’ business, which could have an adverse effect on its business and financial results.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions to IsoPlexis’ business. Specifically:

•current and prospective employees of IsoPlexis will experience uncertainty about their future roles with the combined company, which might adversely affect IsoPlexis’ ability to retain key managers and other employees; and

•the attention of management of IsoPlexis may be directed toward the completion of the Merger.

In addition, IsoPlexis has diverted significant management resources in an effort to complete the Merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the Merger is not completed, IsoPlexis will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

Risks Related to Our Business and Industry
We have incurred significant net losses since inception, we expect to incur net losses in the future, we may not be able to generate sufficient revenue to achieve and maintain profitability and we have concluded that there is substantial doubt about our ability to continue as a going concern.
We have incurred significant net losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $106.0 million and $81.6 million, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $240.0 million and $134.0 million, respectively. At the time of issuance of our audited consolidated financial statements for the year ended December 31, 2022, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of such audited consolidated financial statements. We expect that our operating expenses will continue to increase as we develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. To date, we have financed our operations primarily from private placements of our redeemable convertible preferred stock, the sale of common stock in our IPO, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. We have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting development activities, including development and commercialization of our IsoLight and IsoSpark instruments, IsoCode and CodePlex chip consumables, and IsoSpeak software and research and development activities related to advancing and expanding our scientific and technological capabilities, and filing patent applications. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the market price of our common stock to decline.
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
We completed our first sale of our instruments in June 2018. Revenue decreased by 2.9% to $16.8 million for the year ended December 31, 2022 as compared to $17.3 million for the year ended December 31, 2021. In addition, we operate in highly competitive markets characterized by rapid technological advances and we expect that our business will have to evolve over time to remain competitive. As included in Note 5, the reserve for excess and obsolete inventory were $9.5 million and $0.4 million, for the year ended December 31, 2022 and December 31, 2021, respectively. We have experienced and expect to continue to experience pricing pressure for our products and services as a result of competitive factors and an evolving product mix as we expand the scope of our offering. Our limited operating history, evolving business and rapid growth may make it difficult to evaluate our future prospects and the risks and challenges we may encounter and may increase the risk that we will not continue to grow at or near historical rates.
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
We face significant competition in the life sciences technology market. We currently compete with many established technology companies in the flow cytometry, cellular analysis and single-cell-omics businesses. This includes companies that design, manufacture and market systems, consumables and software for, among other applications, genomics, transcriptomics, proteomics, metabolomics, single-cell analysis and immunology, and/or provide services related to the same. These companies include Becton, Dickinson and Company, Thermo Fisher Scientific Inc. and Bio-Rad Laboratories, Inc., each of which has products that compete to varying degrees with some but not all of our products.
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
Competition for employees capable of selling expensive instruments and related products within the pharmaceutical and biotechnology industries is intense. As of December 31, 2022, we employed a commercial team of approximately 100 team members, but we may not be able to retain existing personnel or attract new personnel or be able to maintain, and continue to build, an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing and maintaining a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of December 31, 2022, we had accrued expenses of $0.3 million relating to product warranty accruals. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
Our Credit Agreement contains covenants, which restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
On December 30, 2020, we entered into a credit agreement and guaranty (as amended, the “Credit Agreement”), which provides for senior secured financing of up to $50.0 million, consisting of (i) a $25.0 million Tranche A term loan, (ii) a $10.0 million Tranche B term loan, (iii) a $7.5 million Tranche C term loan and (iv) a $7.5 million Tranche D term loan. The full amount of the Tranche A term loan was drawn on December 30, 2020, the full amount of the Tranche B term loan was drawn on May 27, 2021, the full amount of the Tranche C term loan was drawn on March 30, 2022, and the full amount of the Tranche D term loan was drawn on June 29, 2022. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. Until we have repaid such indebtedness, the Credit Agreement subjects us to various customary covenants, including requirements as to minimum liquidity and minimum total revenue and restrictions on our ability to incur indebtedness or guarantees, to subject our assets to any liens, to make investments and loans, to make capital expenditures, to engage in mergers, acquisitions and asset sales, to engage in new lines of business, to declare dividends, make payments or redeem or repurchase equity interests, to enter into agreements limiting restricted subsidiary distributions, to prepay, redeem or purchase certain indebtedness and to engage in certain transactions with affiliates. In particular, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period, which revenue threshold began at approximately $16.8 million for the twelve months ended March 31, 2022 and increases over time. In November 2022 and February 2023, we obtained from the lenders waivers of the quarterly minimum total revenue covenant for the twelve months ended September 30, 2022 and December 31, 2022 and a waiver of any event of default resulting from non-compliance with the quarterly minimum total revenue covenant for such test period. In March 2023, we also obtained from the lenders a waiver pertaining to the existence of a “going concern” qualification in the accompanying opinion of our auditors in this Annual Report on Form 10-K and any resulting event of default. There can be no assurance as to our future compliance with the covenants under the Credit Agreement or that our lenders will waive any failure to satisfy such covenants under the Credit Agreement in the future. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
Despite our level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks our indebtedness poses to our financial condition.
As of December 31, 2022, we had approximately $46.4 million in aggregate principal amount of outstanding indebtedness, subject to certain conditions, under the Credit Agreement. Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including in the event we refinance or replace our existing Credit Agreement. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness and, if we refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness is added to our currently anticipated indebtedness levels, the related risks that we face could intensify. While the Credit Agreement also contains restrictions on making certain investments and loans, these restrictions are subject to a number of qualifications and exceptions, and the investments and loans incurred in compliance with these restrictions could be substantial.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends upon our ability to recruit, train, retain and motivate key personnel. Our senior management team, including Sean Mackay, one of our co-founders and our Chief Executive Officer; John Strahley, our Chief Financial Officer; and Jing Zhou, our Chief Scientific Officer, is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key man” life insurance on our senior management team.
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
We currently sell our products in several international markets, including in Australia, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Israel, Japan, Portugal, Singapore, South Korea, Spain, Switzerland, and the United Kingdom, and we intend to expand into additional international markets. We currently maintain relationships with distributors outside of the United States and may in the future enter into new distributor relationships. Doing business internationally involves a number of risks, including:
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
We have manufactured approximately 450 of our instruments as of December 31, 2022. We currently manufacture our instruments and chip consumables at our facilities in Branford, Connecticut. To manufacture our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which could involve significant challenges and may require additional quality controls. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
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
We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Currently, we rely on an in-license from certain third parties with respect to certain patent rights relating to multiplexed detection and high throughput single-cell polyomics, certain patent rights relating to methods and compositions for quantifying metabolites and certain patent rights relating to the detection of target molecules. We may in the future rely on licenses from other third parties with respect to our technology. Our rights to use licensed technology in our business are subject to the continuation of and compliance with the terms of these licenses and any licenses we may enter into in the future. Some of these licensed rights provide us with freedom to operate for aspects of our products and technologies. As a result, any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and commercialize our products. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. For instance, to the extent any additional intellectual property developed by our licensors is not included under our existing license agreements are necessary or useful for our products, we would need to negotiate for additional licenses to such additional intellectual property. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive.
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
Our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government may have certain rights, including march-in rights, to patent rights and technology funded by the U.S. government under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act (“Bayh-Dole Act”). The U.S. government may have these rights in certain technologies licensed to us from certain third parties, including, to the extent any invention included within the following licensed patents has been funded by the U.S. government, certain patent rights relating to multiplexed detection and high throughput single-cell polyomics, methods and compositions for quantifying metabolites and the detection of target molecules. We utilize these technologies in various products, including our IsoCode and CodePlex chips consumables.
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
As of December 31, 2022, we had net operating loss carryforward (“NOLs”) for federal purposes of approximately $12.7 million, which expire at various dates through 2033 and approximately $184.0 million which have no expiration. As of December 31, 2022, we also had state NOLs of approximately $124.4 million, which expire at various dates through 2043. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone multiple “ownership changes.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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
As of December 31, 2022, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively owned approximately 70% of our outstanding common stock. As a result, if they act together, may be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
•our pending merger with Berkeley Lights;
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which became effective in most material respects beginning on January 1, 2023. The CPRA further expands the CCPA with additional data privacy compliance requirements and obligations and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Our global headquarters is located in Branford, Connecticut. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Branford, Connecticut	Corporate headquarters, engineering, research and development	24,932	Leased, expires December 31, 2026
Branford, Connecticut	Manufacturing	32,973	Leased, expires June 30, 2026
Branford, Connecticut	Manufacturing, research and development	20,118	Leased, expires June 30, 2026
Branford, Connecticut	Research and development	14,674	Leased, expires July 31, 2025
Branford, Connecticut	Engineering, research and development	9,600	Leased, expires December 31, 2026

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
Item 3. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. Other than as disclosed below, we are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

In connection with our pending merger with Berkeley Lights, five individual complaints have been filed by purported stockholders of the Company in federal courts, alleging that the proxy statement disseminated in connection with the proposed Merger contains material misrepresentations or omissions in violation of the federal securities laws. Certain demand letters have also been sent to the Company by purported stockholders making similar allegations.

On February 2, 2023, a purported IsoPlexis stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Dunbar v. IsoPlexis Corporation, et al., No. 1:23-cv-00899, naming IsoPlexis and the members of the IsoPlexis board of directors as defendants and alleging, among other things, that the registration statement on Form S-4 filed by Berkeley Lights relating to the Merger omits material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Three other substantially similar purported stockholder complaints have subsequently been filed in the United States District Court for the Southern District of New York, and another substantially similar complaint has been filed in the United States District Court for the District of Delaware. Each of the five stockholder complaints seeks, among other things, to enjoin the Merger or, in the alternative, rescission of the Merger or rescissory damages, and an award of attorneys’ fees and expenses.

It is possible that additional lawsuits asserting similar claims could be filed. We believe the allegations in the stockholder complaints are without merit, and are vigorously defending against them.

Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ISO” since October 8, 2021. Prior to that date, there was no public trading market for our common stock.

As of February 27, 2023, there were 64 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters for a table displaying Equity Compensation Plan Information.
Item 6. [Removed and Reserved]
‘Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto that appear elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are enabling deeper access to in vivo biology and driving durable and potentially transformational research on disease in a new era of advanced medicine. We believe our platform is the first to employ both proteomics and single-cell biology in an effort to fully characterize and link cellular function to patient outcomes by revealing treatment response and disease progression. Our single-cell proteomics platform, which includes instruments, chip consumables and software, provides an end-to-end solution to reveal a more complete view of protein function at an individual cellular level. Since our commercial launch in June 2018, our platform has been adopted by the top 15 global biopharmaceutical companies by revenue and approximately three-fourths of the comprehensive cancer centers in the United States to help develop more durable therapeutics, overcome therapeutic resistance, and predict patient responses for advanced immunotherapies, cell therapies, gene therapies, vaccines, and regenerative medicines. Our initial focus has been on developing applications of our platform for cancer immunology and cell and gene therapy. We are now expanding our capabilities to include applications for infectious diseases, inflammatory conditions, and neurological diseases.
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
We manufacture our instruments and chip consumables in our manufacturing facilities in Branford, Connecticut and do not outsource any of our production manufacturing to third party contract manufacturers. Certain of our suppliers of components and materials are single source suppliers and we do not have supply agreements with certain suppliers of these components and materials beyond purchase orders. As part of our overall risk management strategy, we continue to evaluate and identify alternative suppliers for each of our components and materials.
Since our inception in March 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting research and development activities, and filing patent applications. Prior to the completion of our IPO, we financed our operations primarily through the private placement of our securities, the incurrence of indebtedness and, to a lesser extent, grant income and revenue derived from sales of our instruments and chip consumables. As of December 31, 2022, our principal source of liquidity was cash, which totaled $37.5 million.
We completed our first sale of our systems in June 2018. Revenue decreased to $16.8 million for the year ended December 31, 2022 as compared to $17.3 million for the year ended December 31, 2021. We have incurred recurring losses since inception. For the year ended December 31, 2022, our net losses were $106.0 million as compared to $81.6 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $240.0 million.

On December 21, 2022, IsoPlexis entered into the Merger Agreement with Berkeley Lights and Merger Sub. Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into IsoPlexis, with IsoPlexis continuing as the surviving corporation and a wholly-owned subsidiary of Berkeley Lights. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001, of IsoPlexis (“IsoPlexis Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of IsoPlexis Common Stock owned (i) by IsoPlexis as treasury stock, (ii) by Berkeley Lights or Merger Sub (unless owned by Berkeley Lights or Merger Sub in a fiduciary, representative or other capacity on behalf of other persons) or (iii) by any wholly owned subsidiary of IsoPlexis or Berkeley Lights (other than Merger Sub and unless held in a fiduciary, representative or other capacity on behalf of other persons)) will be converted into the right to receive 0.6120 fully paid and nonassessable shares (the “Exchange Ratio”) of common stock, par value $0.00005, of Berkeley Lights (“Berkeley Lights Common Stock”) (the “Merger Consideration”), together with cash in lieu of fractional shares of Berkeley Lights Common Stock, if any, and any unpaid dividends or other distributions. The consummation of the Merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by IsoPlexis’ stockholders and the approval by Berkeley Lights’ stockholders of the issuance of Berkeley Lights Common Stock to IsoPlexis stockholders in connection with the Merger (the “Share Issuance”), (ii) termination or expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of Berkeley Lights’ registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Merger Agreement, (iv) approval of the listing on Nasdaq of the shares of Berkeley Lights Common Stock issuable as Merger Consideration, subject to official notice of issuance and (v) the absence of a judgment or law that prevents, makes illegal, enjoins or prohibits the consummation of the Merger. The Merger Agreement generally requires IsoPlexis to operate its business in the ordinary course pending consummation of the proposed Merger and restricts IsoPlexis, without Berkeley Lights’ consent from taking certain specified actions until the Merger is completed.

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
As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate positive cash flows from operations, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, and sales of products and services to our customers. We may be unable to raise additional funds when needed on favorable terms or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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
Components of Our Results of Operations
Revenue
Revenue consists of sales of instruments and consumables in addition to service revenue. Our total revenue for the year ended December 31, 2022 was $16.8 million compared to $17.3 million for the year ended December 31, 2021. We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience losses as we continue to expand our business.
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
Company re-organization and reduction in force
On April 11, 2022, the Company completed a re-organization of the commercial team and company-wide reduction in force (“RIF”) which reduced total head count company-wide from approximately 500 as of March 31, 2022 to approximately 380 as of June 30, 2022. This action resulted in one-time non-recurring restructuring expenses of $4.3 million which were primarily associated with severance, benefits, and outplacement services during the second and third quarters of 2022.

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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of compensation related expenses, including salaries, bonuses, benefits, non-cash stock-based compensation for sales and marketing personnel, advertising and promotion expenses, consulting and subcontractor fees, sales commissions, recruiting fees, and various other selling expenses. We anticipate that our sales and marketing expenses will increase in the long term as we pursue growth and as we identify and expand into new markets, increase our product offerings, and expand our installed instrument base.
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
Results of Operations
Comparisons of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar change in those items:

	Year Ended December 31,		Period to period change
(in thousands)	2022	2021
Revenue:
Product revenue	$13,852	$16,201	$(2,349)
Service revenue	2,909	1,057	1,852
Total revenue	16,761	17,258	(497)
Cost of product revenue	17,453	8,445	9,008
Cost of service revenue	233	47	186
Gross profit (loss)	(925)	8,766	(9,691)
Operating expenses:
Research and development expenses	23,504	20,966	2,538
General and administrative expenses	42,680	26,349	16,331
Sales and marketing expenses	29,876	37,774	(7,898)
Restructuring expenses	4,245	—	4,245
Total operating expenses	100,305	85,089	15,216
Loss from operations	(101,230)	(76,323)	(24,907)
Other income (expense):			—
Interest (expense), net	(5,342)	(3,618)	(1,724)
Other (expense) income, net	575	(1,628)	2,203
Net loss	$(105,997)	$(81,569)	$(24,428)
Revenue
Total revenue decreased $0.5 million for the year ended December 31, 2022 compared to December 31, 2021. This consisted of a decrease of $3.2 million for instruments and an increase of $1.3 million in collaboration, $0.8 million for consumables, and $0.6 million for other revenue.
The decrease in instruments revenue for the year ended December 31, 2022 was due primarily to macro-economic factors affecting sales in EMEA and APAC and slowing the pace of instrument sales in North America. The increase in consumable revenue in 2022 was driven by an increase in the number of units at customer locations.
Gross Profit
Gross profit as a percentage of total revenues was (5.5)% for the year ended December 31, 2022 compared to 50.8% for the year ended December 31, 2021. The gross profit percentage decrease was due to an increase in inventory reserve of $9.1 million attributable to excess inventory at the end of 2022.

Operating Expenses
Operating expenses increased by $15.2 million for the year ended December 31, 2022 compared to December 31, 2021. This included $6.5 million in deal-related expenses associated with the agreement of Berkeley Lights to acquire IsoPlexis, signed on December 21, 2022 and $4.2 million of one-time restructuring charges associated with the re-organization of the sales and marketing teams, manufacturing operations and research and development. These costs consisted of severance, benefits, and outplacement services provided as part of the Company’s reduction in force.
Research and Development Expenses

	Year Ended December 31,		Period to period change
(in thousands)	2022	2021
Compensation related expenses	$13,159	$9,863	$3,296
Professional fees and sub-contractor	381	1,647	(1,266)
Prototyping	2,478	2,538	(60)
Recruiting	115	676	(561)
Lab materials	1,184	1,794	(610)
Supplies expense	1,907	3,113	(1,206)
Depreciation and amortization	2,308	291	2,017
Other	1,972	1,044	928
Total	$23,504	$20,966	$2,538

Research and development expenses increased by $2.5 million, or 12.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increases in compensation related expenses of $3.3 million which represents the carryover of new hires at the end of 2021, a $2.0 million increase in depreciation and amortization related to Qiagen patent expenses related to the purchase of patents from QIAGEN Sciences, LLC and QIAGEN GmbH, a $1.3 million decrease in professional fees, a $1.2 million decrease in supplies expense, and a $0.3 million decrease in all other expenses, including recruiting, prototyping and lab materials.
General and Administrative Expenses
General and administrative expenses increased by $16.3 million, or 62.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increases in compensation related expenses of $6.4 million, including increased salary, bonus, benefits, and non-cash stock-based compensation, for additional personnel, including several executives, to support increased activities, $6.5 million in deal related costs for the pending Berkeley Lights acquisition of IsoPlexis, an increase of $1.4 million in computer expense, an increase of $1.3 million in depreciation and amortization, a decrease of $0.8 million in recruiting expenses, an increase of $0.5 million in lab materials and an increase of $1.0 million in various other expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $7.9 million, or 20.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to decreases in compensation related expenses of $3.7 million, including salary, bonus, benefits and non-cash stock-based compensation, a decrease of $1.9 million in consulting and professional fees, and a decrease of $2.3 million in recruiting expenses. Overall, the decrease was driven by streamlining sales support functions and less reliance on consultants and outside services.
Interest expense
As a result of the Credit Agreement we entered into on December 30, 2020, we had $50.0 million of borrowings outstanding as of December 31, 2022, and we recognized $5.3 million in interest expense for the year ended December 31, 2022 compared to $3.6 million for the year ended December 31, 2021.
Liquidity and Capital Resources
At December 31, 2022, we had $37.5 million in cash. Cash as of December 31, 2022 decreased by $89.1 million compared to December 31, 2021, primarily due to the factors described under the heading “—Cash Flows” below. Our primary source of liquidity, other than cash on hand, has been cash flows from issuances of common stock in our IPO, issuances of preferred stock, debt financings and the sale of products and services to our customers.
Cash Flows
Comparisons of the Years Ended December 31, 2022 and 2021
The following table provides information regarding our cash flows for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(96,642)	$(86,507)
Investing activities	(7,815)	(24,223)
Financing activities	15,330	130,655
Effect of exchange rate changes on cash and cash equivalents	26	—
Net (decrease) increase in cash	$(89,101)	$19,925
Operating Activities
Net cash used in operating activities in the year ended December 31, 2022 primarily consisted of net loss of $106.0 million, plus net changes in operating assets and liabilities of $11.1 million, but offset by net non-cash adjustments of $20.5 million. The primary non-cash adjustments to net income were: the change in the provision for excess and obsolete inventory of $9.1 million, the change in stock-based compensation of $4.4 million, and the change in depreciation and amortization of $3.5 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory and Right of Use (“ROU”) assets, partially offset by increases in ROU liabilities.
Net cash used in operating activities in the year ended December 31, 2021 primarily consisted of net loss of $81.6 million, partially offset by net non-cash adjustments of $1.6 million, plus net changes in operating assets and liabilities of $0.7 million. The primary non-cash adjustments to net income included share-based compensation of $0.5 million, depreciation and amortization expenses of $0.9 million, change in fair value of warrants of $0.1 million, and provision for warranty costs of $0.1 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventories and prepaid expenses and other current assets and partially offset by increases in accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities totaled $7.8 million in the year ended December 31, 2022. We purchased $7.4 million of property and equipment. We paid $0.5 million related to purchases of patents from third-parties.
Net cash used in investing activities totaled $24.2 million in the year ended December 31, 2021. We purchased $3.8 million of property and equipment. We paid $20.4 million related to purchases of patents from third-parties.
Financing Activities
Net cash provided by financing activities was $15.3 million in the year ended December 31, 2022. We borrowed the remaining $15.0 million under our Credit Agreement.
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

At the time of issuance of our audited consolidated financial statements for the year ended December 31, 2022, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of such audited consolidated financial statements.

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
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•the costs of operating as a public company
Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, and sales of products and services to our customers. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholder ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations and Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The Company has agreements outstanding that have been entered into during the normal course of business that may become a purchase commitment or other commitment in the future.
On December 30, 2020, we entered into the Credit Agreement, which provides for senior secured financing of up to $50.0 million. At December 31, 2022, the entire $50.0 million balance was outstanding.

On December 28, 2022, the Company entered into a Fourth Amendment to Credit Agreement and Guaranty, pursuant to which the interest rate on borrowings was replaced from one-month LIBOR to forward-looking SOFR term rate (“Term SOFR”) as administered by CME Group Benchmark Administration Limited, plus the applicable margin. The interest rate floor and applicable margin remain 1.75% and 9.50%, respectively, under the Fourth Amendment. The interest rate was 13.63% at December 31, 2022. Monthly payments of interest only are due over the term of the Credit Agreement with no scheduled loan amortization. Unless accelerated prior to such date, all amounts outstanding under the Credit Agreement are due to be repaid on December 30, 2025. In addition, the Credit Agreement includes a quarterly minimum total revenue covenant for the applicable trailing twelve month period. In November 2022 and February 2023, we obtained from the lenders a waiver of the quarterly minimum total revenue covenant for the twelve months ended September 30, 2022 and December 31, 2022, respectively, and a waiver of any event of default resulting from non-compliance with the quarterly minimum total revenue covenant for such test period. In March 2023, we also obtained from the lenders a waiver pertaining to the existence of a “going concern” qualification in the accompanying opinion of our auditors in this Annual Report on Form 10-K and any resulting event of default.

The following table summarizes our commitments to settle contractual obligations as of December 31, 2022:

(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Lease commitments (1)	$5,769	$1,811	$3,182	$776	$—
Total	$5,769	$1,811	$3,182	$776	$—
(1)     Represents commitments under our non-cancelable leases.
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
Inventory Valuation
Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. The primary components of cost included in inventories are raw material, labor and overhead. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business and estimated costs. Estimates of excess and obsolete inventory may differ from actual results due to changes in market value, channels of distribution, customer preferences and overall economic and market conditions. Accelerating the disposal process or changes in estimates based on future sales potential or estimated costs may necessitate future adjustments to these provisions.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash of $37.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates. As of December 31, 2022, our cash is held primarily in savings and checking accounts. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are exposed to changes in the U.S. dollar based short term rates, specifically SOFR. Fluctuations in SOFR may affect the amount of interest expense we incur on borrowings indexed to SOFR, such as borrowings under our Credit Agreement, which bear interest at a rate per annum equal to the 30-day Term SOFR rate (with a minimum Term SOFR rate for such purposes of 1.75%) plus a margin of 9.5%.
Foreign Currency Exchange Rate Risk

At December 31, 2022, we had wholly owned subsidiaries in the United Kingdom and China. Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our revenue and expenses are denominated Chinese Yuan, the Euro and the Pound. Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not hedge our foreign currency exchange risk and the materiality of these fluctuations have not had a material effect on our financial results. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

Item 8. Financial Statements and Supplementary Data

ISOPLEXIS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm [Deloitte & Touche LLP, Hartford, CT Auditor Firm ID: 34]	72
Consolidated Balance Sheets at December 31, 2022 and 2021	73
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021	74
Consolidated Statements of Comprehensive Incomes (Loss) for the Years Ended December 31, 2022 and 2021	75
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	77
Notes to Consolidated Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of IsoPlexis Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of IsoPlexis Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022 and the related notes, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, negative cash flows and may be unable to remain in compliance with certain financial covenants required by its credit agreement that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2022, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective transition approach.

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
March 2, 2023
We have served as the Company's auditor since 2020.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,465	$126,566
Accounts receivable (net of allowance for doubtful accounts of $325 thousand as of December 31, 2022 and $46 thousand as of December 31, 2021)	4,502	4,100
Inventories, net	27,516	24,299
Prepaid expenses and other current assets	2,382	3,478
Total current assets	71,865	158,443
Property and equipment, net	11,237	5,778
Intangible assets, net	19,824	21,008
Operating lease right-of-use assets	5,068	—
Other assets	1,074	2,243
Total assets	$109,068	$187,472
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,782	$4,839
Accrued expenses and other current liabilities	13,495	7,827
Deferred revenue	1,434	915
Total current liabilities	17,711	13,581
Long-term operating lease obligations	3,735	—
Long-term debt	46,355	31,646
Total liabilities:	67,801	45,227
Commitments and Contingencies (Notes 10, 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at December 31, 2022 and 2021, respectively; and zero shares issued or outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 39,671,235 and 39,036,010 shares issued and outstanding as of December 31, 2022 and 2021, respectively	40	39
Additional paid-in capital	281,203	276,179
Accumulated other comprehensive income (loss)	(6)	—
Accumulated deficit	(239,970)	(133,973)
Total stockholders’ equity	41,267	142,245
Total liabilities and stockholders’ equity	$109,068	$187,472
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue
Product revenue	$13,852	$16,201
Service revenue	2,909	1,057
Total revenue	16,761	17,258
Cost of product revenue	17,453	8,445
Cost of service revenue	233	47
Gross profit	(925)	8,766
Operating expenses:
Research and development expenses	23,504	20,966
General and administrative expenses	42,680	26,349
Sales and marketing expenses	29,876	37,774
Restructuring expenses	4,245	—
Total operating expenses	100,305	85,089
Loss from operations	(101,230)	(76,323)
Other income (expense):
Interest expense, net	(5,342)	(3,618)
Other (expense) income, net	575	(1,628)
Net loss	$(105,997)	$(81,569)
Accrued dividends on preferred stock	—	(10,455)
Net loss attributable to common stockholders	$(105,997)	$(92,024)
Basic and diluted net loss per common share	$(2.70)	$(8.99)
Weighted-average common shares outstanding—basic and diluted	39,318,348	10,239,869
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2022	2021
Net loss	$(105,997)	$(81,569)
Other comprehensive loss:
Foreign currency translation adjustment	(6)	—
Comprehensive loss	$(106,003)	$(81,569)
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)	Series A Preferred		Series A-2 Preferred		Series B Preferred		Series B-2 Preferred		Series C Preferred		Series C-2 Preferred		Series D Preferred		Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Other Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	253,862	$1,596	290,002	$3,623	376,061	$6,606	237,183	$6,991	564,287	$24,839	515,218	$24,929	975,039	$74,876	2,133,904	$2	$1,151	$—	$(52,404)	$(51,251)
Issuance of Preferred Stock, net of issuance cost of $0	—	—	3,178	247	—	—	—	—	—	—	—	—	130,006	10,000	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	167,044	1	69	—	—	70
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,083	—	—	2,083
Conversion of preferred stock	(253,862)	(1,596)	(293,180)	(3,870)	(376,061)	(6,606)	(237,183)	(6,991)	(564,287)	(24,839)	(515,218)	(24,929)	(1,105,045)	(84,876)	26,758,688	27	153,680	—	—	153,707
Accrued dividend on preferred shares converted to common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,643,374	1	(1)	—	—	—
Issuance of common stock from initial public offering, net of underwriting and issuance costs of $14,451	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,333,000	8	110,537	—	—	110,545
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,660	—	—	8,660
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,569)	(81,569)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,036,010	39	276,179	—	(133,973)	142,245
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	486,077	1	330	—	—	331
Restricted stock awards released	—	—	—	—	—	—	—	—	—	—	—	—	—	—	149,148	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,394	—	—	4,394
Warrant modification expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300	—	—	300
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(105,997)	(105,997)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	39,671,235	$40	$281,203	$(6)	$(239,970)	$41,267
The accompanying notes are an integral part of these consolidated financial statements.

ISOPLEXIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(105,997)	$(81,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,533	2,307
Provision for warranty costs	390	250
Change in fair value of warrants and loan commitment	—	4,460
Amortization of debt discount	1,370	350
Amortization of right-of-use assets	1,426	—
Stock-based compensation	4,394	2,083
Provision for excess and obsolete inventories	9,145	301
Provision for bad debt	279	—
Changes in operating assets and liabilities:
Accounts receivable	(700)	(1,178)
Inventories	(12,368)	(20,645)
Prepaid expenses and other current assets	1,092	(1,322)
Other assets	(200)	(253)
Operating lease right-of-use assets	(6,494)	—
Accounts payable	(2,055)	2,702
Accrued expenses and other current liabilities	3,701	5,448
Deferred revenue	519	559
Operating lease obligations	5,323	—
Net cash used in operating activities	(96,642)	(86,507)
Cash flows from investing activities
Purchases of property and equipment	(7,360)	(3,798)
Payments for patents acquired and capitalized	(455)	(20,425)
Net cash used in investing activities	(7,815)	(24,223)
Cash flows from financing activities
Proceeds from exercise of Series A-2 preferred stock warrants	—	40
Proceeds from issuance of Series D preferred stock	—	10,000
Proceeds from initial public offering of common stock, net of underwriting fees of $8,750	—	116,247
Proceeds received from borrowings on credit agreement	15,000	10,000
Initial public offering costs paid	—	(5,702)
Exercise of common stock options	330	70
Net cash provided by financing activities	15,330	130,655
Effect of exchange rate changes on cash and cash equivalents	26	—
Net change in cash and cash equivalents	(89,101)	19,925
Cash and cash equivalents at beginning of period	126,566	106,641
Cash and cash equivalents at end of period	$37,465	$126,566
Non-cash investing and financing activities
Transfer of Tranche B loan commitment to contra-debt upon additional borrowing under credit agreement	$—	$841
Transfer of Tranche C loan commitment to contra-debt upon additional borrowing under credit agreement	$822	$—
Transfer of Tranche D loan commitment to contra-debt upon additional borrowing under credit agreement	$840	$—
Exercise of Series A-2 preferred stock warrants	$—	$207
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering (including $24.7 million of accrued dividends)	$—	$153,707
Conversion of preferred stock warrants to common stock warrants	$—	$8,660
Increase in operating lease right-of-use assets	$834	$—
Increase in operating lease obligations	$834	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,392	$3,575
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Nature of operations
IsoPlexis Corporation (together with its subsidiaries, the “Company”) was incorporated in the State of Delaware in March 2013. The Company is a life sciences company building solutions to accelerate the development of curative medicines and personalized therapeutics. The Company’s award-winning single-cell proteomics systems reveal unique biological activity in small subsets of cells, allowing researchers to connect more directly to in-vivo biology and develop more precise and personalized therapies. The Company’s products have been adopted by researchers around the world, including each of the top 15 global pharmaceutical companies by revenue and by approximately 78% of the comprehensive cancer centers in the United States. On December 28, 2018, the Company created IsoPlexis UK Limited (“IsoPlexis UK”), which has remained dormant. IsoPlexis (Shanghai) Trading Co., Ltd. was created on October 9, 2021.

On December 21, 2022, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Berkeley Lights, Inc., (“Berkeley Lights”) and Iceland Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Berkeley Lights (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Berkeley Lights (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001, of the Company (“Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned (i) by the Company as treasury stock, (ii) by Berkeley Lights or Merger Sub (unless owned by Berkeley Lights or Merger Sub in a fiduciary, representative or other capacity on behalf of other persons) or (iii) by any wholly owned subsidiary of the Company or Berkeley Lights (other than Merger Sub and unless held in a fiduciary, representative or other capacity on behalf of other persons)) will be converted into the right to receive 0.6120 fully paid and nonassessable shares (the “Exchange Ratio”) of common stock, par value $0.00005, of Berkeley Lights (“Berkeley Lights Common Stock”) (the “Merger Consideration”), together with cash in lieu of fractional shares of Berkeley Lights Common Stock, if any, and any unpaid dividends or other distributions. The consummation of the Merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by the Company’s stockholders and the approval by Berkeley Lights’ stockholders of the issuance of Berkeley Lights Common Stock to IsoPlexis stockholders in connection with the Merger (the “Share Issuance”), (ii) termination or expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of Berkeley Lights’ registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Merger Agreement, (iv) approval of the listing on The Nasdaq Global Select Market of the shares of Berkeley Lights Common Stock issuable as Merger Consideration, subject to official notice of issuance and (v) the absence of a judgment or law that prevents, makes illegal, enjoins or prohibits the consummation of the Merger. The Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the proposed Merger and restricts the Company, without Berkeley Lights’ consent, from taking certain specified actions until the Merger is completed.

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
Initial public offering
On October 12, 2021, the Company closed an initial public offering (“IPO”) of its Common Stock through an underwritten sale of 8,333,000 shares of Common Stock at a price of $15.00 per share. The aggregate net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $110.5 million. The net proceeds from the IPO are being used for general corporate purposes.
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

During the years ended December 31, 2022 and 2021, the Company incurred a net loss of $106.0 million and $81.6 million, respectively, and used $96.6 million and $86.5 million in cash for operations, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $240.0 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

The Company has financed its operations primarily from the sale of equity securities and debt. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 7, as of December 31, 2022, the Company has an outstanding balance under the Credit Agreement of $50.0 million. The Credit Agreement contains customary affirmative and negative covenants, which require the Company to maintain a minimum cash balance of $3.0 million and meet minimum revenue amounts measured on a quarterly basis.

As of December 31, 2022, the Company was not in compliance with the minimum total revenue covenant requirement of $26.5 million and was in compliance with the minimum cash balance covenant requirement of $3.0 million. The Company has obtained a waiver of the minimum total revenue requirements for the twelve month period ended December 31, 2022. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Credit Agreement will be successfully refinanced on terms that are acceptable to the Company. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these audited consolidated financial statements.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are those used in the determination of the fair value of warrant liabilities, useful lives of long-lived assets, inventory valuation, and estimated fair value of common stock for purposes of recording equity-based incentive compensation prior to the Company’s IPO.
Cash and cash equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less. The carrying values of these assets approximate their fair values. The Company maintains its cash with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

Accounts receivable, net

Accounts receivable are recorded at net realizable value. This value includes an appropriate allowance for credit losses. The Company calculates the allowance based on historical collection experience, the aging of receivables, specific current and expected future macroeconomic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted. The Company reviews its allowance for credit losses on a quarterly basis.

Inventories, net

Inventories are valued at the lower of cost or market. Inventories are accounted for using the first-in, first-out method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory, shrinkage, and scrap are recorded based primarily on the Company’s estimated forecast of product demand and production requirements. As of year-ended 2022 and 2021, the Net Inventory balance were $27.5 million and $24.3 million, respectively.
Product and services revenue and cost of sales
The Company primarily generates product revenue from the sale of single-cell diagnostic equipment and consumables and also generates service revenues by measuring immune responses using the Company's technology.
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
The Company contracts with its customers based on purchase orders, which are short-term single orders. The Company records revenue from sales of single-cell diagnostic equipment and consumables when performance obligations under the terms of a contract with customers are satisfied, which is when control of the goods is transferred to the customer at the time of shipment. Invoicing typically occurs upon shipment and payment is typically due within 30 days from invoice. Product returns are minimal and must be requested by the customer within 72 hours of receipt. The Company recognizes service revenue when performance obligations under the terms of a contract with customers are satisfied, which is generally at the time the analysis data from measuring immune responses using the Company’s technology is made available to the customer. The Company also generates revenues through the sale of extended service type warranties, which are recognized ratably over the contract term as the Company is standing ready to provide services when and if needed.
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
Property and equipment
Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, ranging from one to seven years. Amortization of leasehold improvements is recorded over the shorter of the estimated useful life of the asset or remaining lease term.
The estimated useful lives of the major classes of property and equipment as generally as follows:

Estimated Useful Lives
Furniture and equipment	1 to 7 years
Computers and technology	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life (approximately 3 to 5 years)
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

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities and long-term operating lease obligations on the Company’s consolidated balance sheets. The Company presently does not have any finance leases.

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

The adoption of this accounting standard resulted in recording operating lease ROU assets for five real estate and three equipment operating lease arrangements and corresponding operating lease liabilities of $5.7 million and $5.9 million, respectively, as of January 1, 2022. The operating lease ROU assets at adoption were lower than the operating lease liabilities because of the balance of the Company’s deferred rent liabilities of $0.2 million at December 31, 2021, which was reclassified into operating lease assets. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations or consolidated statements of cash flows.
Shipping and handling
Shipping and handling expenses are included in cost of product revenue.
Research and development state tax credits
Research and development (“R&D”) tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits a qualified small business engaged in R&D activities within Connecticut to exchange its unused R&D tax credits for a cash amount equal to 65% of the value of exchanged credits, are recorded as a receivable and other income in the year the R&D tax credits relate to, as it is reasonably assured that the R&D tax credits will be received, based upon the Company’s history of filing for and receiving the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets. The Company has recorded $0.7 million of R&D tax credits receivable as of December 31, 2022 and 2021.

Loan commitment

The Company’s Credit Agreement (see Note 7) contained a commitment from the lender for an additional tranche of debt under certain conditions. The Company determined the commitment represented a freestanding financial instrument under the definition provided within the ASC Glossary, and therefore initially recorded it at fair value, with reductions in fair value that have occurred each period recorded in earnings. In 2022, the Company split the remaining tranche of debt into two borrowings and the Company drew the entire balance of the loan on June 29, 2022. The balance of the loan commitment asset is $0 at December 31, 2022. At December 31, 2021, the balance of $1.2 million was included in other assets in the consolidated balance sheet.

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
Financial instruments measured at fair value on a recurring basis include money market funds, loan commitment assets, and warrant liabilities (Note 3). The fair value of the loan commitment and warrant liabilities was determined based on Level 3 inputs as described in Note 3. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.
There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2022 or 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2022 or 2021.
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
The Company has no unrecognized tax benefits at December 31, 2022 and 2021 and its income tax returns after 2018 are subject to audit by the applicable taxing authorities. The Company will recognize any interest and penalties associated with tax matters as part of income tax expense.
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
Impairment of long-lived and intangible assets
The Company evaluates the recoverability of its long-lived assets, which include property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If that review indicates that the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value. There were no impairment indicators in 2022 or 2021.
Preferred stock
The Company recorded all shares of redeemable preferred stock at their respective fair values less issuance costs on the dates of issuance. Prior to December 31, 2021, preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events, which are events that are not considered solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable. All series of preferred stock outstanding as of October 12, 2021 were converted into common stock as a result of the Company’s IPO. The Company’s Amended and Restated Certificate of Incorporation dated October 12, 2021, authorizes preferred shares that are not subject to redemption or conversion. No preferred shares are issued or outstanding as of December 31, 2022 or 2021.
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
Foreign currency translation and transactions

The Company uses the U.S. dollar as its Reporting currency for financial reporting purposes. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in accumulated other comprehensive income in stockholders’ equity and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet date.

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net. See Note 15 for further information concerning transaction gains and losses.

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
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. The Company adopted this guidance on January 1, 2022 and has completed its assessment of the standard based on the composition of the Company’s portfolio of financial assets. The Company’s significant financial assets that are within the scope of the new standard consist of trade receivables and deferred revenue. There was an immaterial impact to the Company’s consolidated statement of operations and comprehensive loss or balance sheet upon adoption. See Note 3 for discussion of the Company’s accounts receivable.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company entered into the Fourth Amendment to the Credit Agreement (“Fourth Amendment”) on December 28, 2022, which replaced LIBOR with Term SOFR as the rate to which interest payments are indexed. There was an immaterial impact to our consolidated financial statements, cash flows, or financial condition upon adoption of this new standard and entry into the Fourth Amendment.
Note 3 - Fair Value Measurement
Certain of the Company’s assets and liabilities are recorded at fair value, as described below.
The following tables set forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents- money market account	$30,308	$—	$—	$30,308

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Loan commitment asset	$—	$—	$1,169	$1,169
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
The Company did not change the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.
The fair value of the loan commitment was estimated based on the present value of future expected cash flows discounted at the Company’s effective interest rate of 14.12% at December 31, 2021. The loan balance was fully drawn during the year ended December 31, 2022 and the loan commitment asset has been reduced to zero as shown below.
The following table presents changes during the years ended December 31, 2022 and 2021 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Loan Commitment	Series D Warrants	Series A Warrants
Balances at January 1, 2021	$2,240	$4,430	$207
Exercise of warrant	—	—	(207)
Exercise of Tranche B loan commitment	(841)	—	—
Change in estimated fair value	(230)	4,230	—
Conversion to common share warrant	—	(8,660)	—
Balances at December 31, 2021	1,169	—	—
Exercise of Tranche C loan commitment	(497)	—	—
Change in warrant exercise price	150	—	—
Exercise of Tranche D loan commitment	(822)	—	—
Balances at December 31, 2022	$—	$—	$—

On March 30, 2022, we entered into a Third Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP pursuant to which the Company amended the warrant that had been previously issued to Perceptive Credit Holdings III, LP to purchase up to 811,374 shares of common stock at an exercise price of $9.62 per share. The warrant exercise price was amended to $6.00 per share. The change in exercise price resulted in an increase to debt issuance costs of $0.3 million, half of which was recognized with the Tranche C term loan draw as shown in the table above. The other half was recognized on June 29, 2022, when Tranche D was drawn upon.
The above fair value measurements are sensitive to changes in underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement. Changes in fair value of the warrants and loan commitment is included in other expense (income), net in the consolidated statements of operations.
Note 4 - Revenue
The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in single-cell research equipment. Service and other revenue primarily consists of revenue generated from measuring immune responses using the Company’s technology.

Revenue by source

	Year Ended December 31,
(in thousands)	2022	2021
Instruments	$8,236	$11,420
Consumables	5,615	4,781
Extended service warranty	1,240	681
Other service revenue	1,670	376
Total revenue	$16,761	$17,258
Revenue by geographic area

	Year Ended December 31,
Based on region of destination (in thousands)	2022	2021
Americas(1)	$12,483	$12,798
Europe(2)	1,271	2,289
Greater China(3)	2,538	1,311
Asia-Pacific(4)	469	860
Total revenue	$16,761	$17,258
________________
(1)Region includes revenue from the United States of America and Canada
(2)Region includes revenue from the United Kingdom, Belgium, France, Czech Republic, Spain, Germany, Sweden, Italy, Israel, Ireland, Netherlands, Portugal and Switzerland
(3)Region includes revenue from China and Taiwan
(4)Region includes revenue from Singapore, Japan, Australia, and Korea
Performance obligations
The Company regularly enters into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time after the contract execution date. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.4 million, of which substantially all is expected to be recognized as revenue during 2023.
Contract balances
Contract balances represent amounts presented in the consolidated balances sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances included accounts receivable (see Note 5) and deferred revenue. Accounts receivable balances represent amounts billed to customers for goods and services when the Company has an unconditional right to payment of the amount billed. Deferred revenue, as of December 31, 2022 and 2021 was $1.4 million and $0.9 million respectively. Deferred revenue represents cash consideration received from customers for which all services or products have not yet been transferred. Revenue recorded in 2022 included $0.6 million of previously deferred revenue that was included in contract liabilities as of December 31, 2021.

For the years ended December 31, 2022 and 2021, no single customer represented 10% or more of revenue.
Note 5 - Supplemental Balance Sheet Details
Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2022	2021
Accounts receivable	$4,827	$4,146
Allowance for credit losses	(325)	(46)
Total accounts receivable, net	$4,502	$4,100

Changes in the allowance for credit losses were as follows:

	December 31,
(in thousands)	2022	2021
Allowance for credit losses, beginning of year	$46	$50
Write-offs of uncollectable accounts	—	(4)
Provision for credit losses	279	—
Allowance for credit losses, end of year	$325	$46
Trade receivables associated with significant customers that totaled more than 10% of the Company’s accounts receivable, net were as follows:

	December 31, 2022		December 31, 2021
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
MediMergent, LLC	$782	17.0%	$—	(1)	—%	(1)
PUSH-ZGC Pharmaceutical and Medical Devices Co., Ltd.	$652	14.2%	$—	(1)	—%	(1)
(1) Trade receivables associated with this customer did not total more than 10% of the Company’s accounts receivable, net for the indicated period.
Inventories, net consists of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$32,347	$22,179
Work in process	1,266	—
Finished goods	3,409	2,481
Reserve for excess and obsolete inventory	(9,506)	(361)
Total inventories, net	$27,516	$24,299
Purchases from the following significant supplier totaled more than 10% of the Company’s inventory purchases:

	December 31, 2022		December 31, 2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
R&D Systems, Inc.	$6,521	25.3%	$4,462	14.2%
Purchases from the following significant suppliers totaled more than 10% of the Company’s accounts payable:

	December 31, 2022				December 31, 2021
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)		% of Total Inventory Purchases
Raven Biosciences ApS	$273		11.4%		$—	(1)	—%	(1)
R&D Systems, Inc.	$—	(1)	$—	(1)	$625		23.4%
(1) Accounts payable associated with this supplier did not total more than 10% of the Company’s accounts payable for the indicated period.

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2022	2021
Furniture and equipment	$10,034	$5,585
Computers and technology	4,659	2,139
Leasehold improvements	1,457	1,073
Total	16,150	8,797
Accumulated depreciation	(4,913)	(3,019)
Property and equipment, net	$11,237	$5,778
Depreciation expense was $1.9 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation	$2,585	$3,656
Accrued operating expenses	8,724	3,556
Short-term operating lease liability	1,588	—
Other, including warranties	598	615
Total accrued liabilities	$13,495	$7,827
Accrued compensation includes commissions of $0.4 million, vacation of $0.4 million, and bonuses of $1.8 million at December 31, 2022 compared to commissions of $0.9 million, vacation of $0.4 million and bonuses of $2.2 million at December 31, 2021. Accrued operating expenses as of December 31, 2022 and 2021 primarily consists of accrued vendor payments and professional services fees of $2.2 million and $1.8 million, respectively.
On April 11, 2022, the Company completed a re-organization of the commercial team and company-wide reduction in force (“RIF”). This action resulted in non-recurring restructuring expenses of $4.3 million which were primarily associated with severance, benefits, and outplacement services during the second and third quarters of 2022. Restructuring liability is included within other current liabilities on the consolidated balance sheets.
The following table summarizes the restructuring liability accrual activity during the year ended December 31, 2022:

(in thousands)	Costs Incurred for the Year Ended December 31, 2022	Payments Made During the Year Ended December 31, 2022	Liability as of December 31, 2022
Severance related	$3,589	$3,589	$—
Outplacement services	225	225	—
Stock-based compensation expense	176	176	—
Consultant fees	138	138	—
Other	117	117	—
Total	$4,245	$4,245	$—

Note 6 - Intangible assets
Intangible assets consist of the following:

	December 31, 2022
(in thousands)	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Patents	8 - 14	$22,062	$2,488	$19,574
Capitalized licenses	2 - 3	670	420	250
Total intangible assets		$22,732	$2,908	$19,824

	December 31, 2021
(in thousands)	Remaining Useful Life	Gross	Accumulated Amortization	Net
Patents	9 - 14	$21,607	$981	$20,626
Capitalized licenses	1 - 4	670	288	382
Total intangible assets		$22,277	$1,269	$21,008
Amortization expense was $1.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The amortization of capitalized intangible assets is recognized in cost of product and service revenue. The amortization of purchased intangible assets is recognized in general and administrative operating expenses.
The estimated annual amortization of intangible assets for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year (in thousands)	Estimated Annual Amortization
2023	$1,716
2024	1,718
2025	1,634
2026	1,606
2027	1,606

Note 7 - Debt
On December 30, 2020, the Company closed on a $50.0 million Credit Agreement with Perceptive Credit Holdings III, L.P.. At December 31, 2022 and 2021, the outstanding balances under the Credit Agreement were $50.0 million and $35.0 million, respectively.

On December 28, 2022, the Company entered into a Fourth Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings, III, LP, pursuant to which the interest rate on borrowings was replaced from one-month LIBOR to forward-looking 30-day SOFR term rate (“Term SOFR”) as administered by CME Group Benchmark Administration Limited, plus the applicable margin. The interest rate floor and applicable margin remain 1.75% and 9.50%, respectively, under the Fourth Amendment. The interest rate was 13.63% at December 31, 2022.

Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and minimum revenue amounts measured on a quarterly basis. As of December 31, 2022, the Company was not in compliance with the minimum total revenue covenant requirement of $26.5 million and was in compliance with the minimum cash balance covenant requirement of $3.0 million. The Company has obtained a waiver of the minimum total revenue requirements for the twelve month period ended December 31, 2022. The Company has also obtained a waiver pertaining to the existence of a

“going concern” qualification in the accompanying opinion of the Company's auditors in its Annual Report on Form 10-K and any resulting event of default.

The total minimum revenue covenant requirements for the next twelve months are as follows:

Twelve-Month Period Ended	Minimum Total Revenue (in thousands)
March 31, 2023	30,179
June 30, 2023	35,221
September 30, 2023	40,649
December 31, 2023	46,660

In connection with the Credit Agreement closing, the Company issued to the lender warrants to purchase 97,504 shares of Series D preferred stock. The warrants have a 10-year contractual life and an exercise price of $76.92 per warrant share. Upon closing of the IPO on October 12, 2021, the Series D redeemable convertible preferred stock warrant was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, the exercise price of the warrants was changed from $9.62 per warrant share to $6.00 per warrant share. This common stock warrant is no longer considered “potentially redeemable” and the fair value of the warrant liability as of October 12, 2021 has been reclassified into equity in accordance with ASC 480 for the year ended December 31, 2022 and 2021 (see Note 3).

At December 31, 2021, a $1.2 million asset related to the future loan commitment was included in other assets on the balance sheet. As of December 31, 2022, the Credit Agreement has been fully borrowed and the loan commitment asset has been reclassified to debt discount and is being amortized over the term of the Credit Agreement.

Note 8 - Equity
Common stock

As of December 31, 2022 and 2021, the Company had authorized 400,000,000 shares of Common Stock of which a total of 39,671,235 shares and 39,036,010 shares were outstanding, respectively.

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
Under the Amended and Restated Certificate of Incorporation filed upon the Company’s IPO, the Company authorized 20,000,000 shares of non-redeemable preferred stock, $0.001 par value per share (“Preferred Stock”), of which no shares were outstanding at December 31, 2022 or 2021.

Note 9 - Equity based compensation
The Company's 2014 Stock Plan (the “2014 Plan”) provided for the granting of stock options or restricted stock to key employees, officers, directors and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2014 Plan.

The Company’s 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”) was adopted by its board of directors and became effective on October 7, 2021. Following the IPO, all equity-based awards are granted under the 2021 Plan. The 2021 Plan provides for the grant of both non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred share units, cash incentive awards and other equity-based or equity-related awards to the Company’s employees, officers, directors and consultants. The terms of equity awards granted under the 2021 Plan to date are consistent with those granted under the 2014 Plan, as described below. The maximum number of shares of common stock reserved under the 2021 Plan is 3,175,766, plus the number of shares of the Company’s common stock underlying awards under the 2014 Plan, not to exceed 3,953,323 shares, that become available again for grant under the 2014 Plan in accordance with its terms. The share pool will automatically increase on January 1 of each year beginning with January 1, 2022 by the lesser of (i) five percent (5%) of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and (ii) such number of shares of common stock determined by the Compensation Committee.
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
The following table summarizes stock option activity for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	5,105,278	$2.62	7.7
Granted	1,335,924	2.67
Forfeited	(722,471)	3.61
Exercised	(486,077)	0.68
Outstanding as of December 31, 2022	5,232,654	$2.68	7.3	$1,849
Vested and expected to vest as of December 31, 2022	5,232,654	$2.68	7.3	$1,849
Exercisable at December 31, 2022	2,911,394	$1.72	6.0	$1,802
The weighted-average grant-date fair value of stock options awarded during the years ended December 31, 2022 and 2021 was approximately $1.48 per share and $6.36 per share, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2022 and 2021 were $69,000 and $66,000, respectively. As of December 31, 2022, there was a total of $8.5 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.3 years.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.2%	0.94% - 1.40%
Expected term (in years)	7	7
Expected volatility	55%	50%- 55%
Expected dividend yield	—	—
Exercise prices	$1.90 - $3.43	$1.83 - $15.05
Estimated fair value of common stock	$1.05 - $1.90	$4.20 - $15.05
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

The following table summarizes restricted stock award activity for the year ended December 31, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	507,013	$8.46
Granted	980,783	3.88
Vested	(149,148)	6.16
Forfeited	(697,491)	4.87
Unvested as of December 31, 2022	641,157	$5.89
As of December 31, 2022, there was approximately $3.6 million of total unrecognized compensation cost related to restricted stock awards. This amount is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

Employee stock purchase plan

In the third quarter of 2021, the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of our IPO. A total of 389,500 shares of Common Stock was initially reserved for issuance under the ESPP on October 7, 2021. The maximum number of shares of the Company’s Common Stock which will be authorized for sale under the ESPP is equal to 2,400,000 shares. The number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022, through January 1, 2031, by the lesser of (1) 1% of the number of outstanding shares of Common Stock as of the last day of the immediately preceding calendar year and (2) such number of shares of Common Stock determined by the administrator of the ESPP, provided, however, that in no event shall more than 2,400,000 shares of Common Stock be issued under the ESPP. As of December 31, 2022, there has not been an offering under the ESPP and no shares of Common Stock have been purchased under the ESPP.

Expense

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$253	$310
General and administrative	2,741	1,305
Sales and marketing	61	468
Total stock-based compensation expense	$3,055	$2,083

The following table summarizes restricted stock-based compensation expense, and also the allocation within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$302	$—
General and administrative	371	—
Sales and marketing	666	—
Total stock-based compensation expense	$1,339	$—

The $1.3 million of restricted stock-based compensation expense includes $0.2 million of accelerated expenses related to restructuring cost.

Note 10 - Commitments
Operating leases

The Company has multiple operating lease commitments for office space and equipment, which expire through 2026. At December 31, 2022, the Company’s operating leases had remaining lease terms up to 4 years, including any reasonably probable extensions.

Lease balances within the Company’s consolidated balance sheets were as follows:

(in thousands)	December 31, 2022
Assets:
Operating lease right-of-use assets	$5,068
Liabilities:
Accrued expenses and other current liabilities	$1,588
Long-term operating lease obligations	3,735
Total lease liabilities	$5,323
Supplemental non-cash disclosures
Operating lease right-of-use assets obtained in exchange for lease obligations	$834

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

Year Ended December 31,
(in thousands)	2022
Cost of product revenue	$21
Research and development expenses	108
Sales and marketing expenses	231
General and administrative expenses	1,462
Total operating lease expense	$1,822
Operating cash outflows from operating leases	$1,822

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

December 31, 2022
Weighted average lease liability term (in years)	3.29
Weighted average discount rate	5.00%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in the Company’s consolidated balance sheet at December 31, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(in thousands)	December 31, 2022
2023	$1,811
2024	1,773
2025	1,409
2026	776
2027	—
Thereafter	—
Total lease payments	$5,769
Less: imputed interest	(446)
Total lease liabilities	$5,323
At December 31, 2022, the Company had one operating lease with a three-year term that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

Note 11 - Product warranties
The Company warrants certain products generally for periods of one year following the delivery date. Accrued warranty costs are included in accrued expenses and other current liabilities.

	December 31,
(in thousands)	2022	2021
Accrued warranty costs, beginning of year	$285	$135
Cost of warranty services during the year	(407)	(100)
Estimated provision for warranty costs	390	250
Accrued warranty costs, end of year	$268	$285

Note 12 - Income taxes
The effective tax rate for the Company for the years ended December 31, 2022 and 2021 was zero percent. A reconciliation of the anticipated income tax rate by applying the statutory federal income tax rate of 21% to income before taxes to the amount reported in the statement of operations is as follows:

	Year Ended December 31,
	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	4.3%	2.2%
Permanent items	(0.2)%	(1.2)%
Stock-based compensation	1.7%	0.4%
Other	(0.3)%	0.6%
Change in valuation allowance	(26.5)%	(23.0)%
Effective income tax rate	—%	—%
The tax effects of temporary difference and carryforwards that give rise to significant portions of the net deferred tax assets were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Stock based compensation	$1,394	$702
Other accruals	1,906	526
Deferred revenue	45	40
Inventory adjustments	2,384	90
Intangible assets	156	91
ASC842 Lease Liability	1,291	—
Net operating losses	48,318	30,585
Federal and state tax credits	3,858	1,288
Capitalized research and experimental costs	3,201	—
Total deferred tax assets	62,553	33,322
Valuation allowance	(61,199)	(33,207)
Deferred tax assets, net of valuation allowance	1,354	115
Deferred tax liabilities:
ASC842 Right-of-use asset	(1,229)	—
Depreciation and amortization	(125)	(115)
Total deferred tax liabilities	(1,354)	(115)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—
As of December 31, 2022, the Company had net operating loss carryforwards for federal purposes of approximately $12.7 million, which expire at various dates through 2033 and approximately $184.0 million which have no expiration. The Company also had state net operating loss carryforwards of approximately $124.4 million, which expire at various dates through 2043. The Company had federal research and development tax credit carryforwards available to offset future federal income taxes of approximately $2.9 million and state of Connecticut research and development tax credit carryforwards available to offset future state income taxes of approximately $1.2 million.
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
The Company’s valuation allowance increased during 2022 by $28.0 million primarily due to the generation of net operating losses.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company concluded that it is more likely than not that the Company will not realize or the benefits of the net deferred tax assets. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022 and 2021.
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
As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits. The Company has completed a study for the research and development credit carryforwards through December 31, 2020, and has not yet completed a study of research and development credit carryforwards for the year ended December 31, 2022. This study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards; however, until the study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.
To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
Note 13 - Technology license agreements
License and Supply and Non-Exclusive License Agreements
The Company is party to certain license and supply agreements that provide the Company with commercial access rights to certain supplies. Under certain of the Company’s supply agreements, the Company is required to make annual minimum purchases of supplies (with such minimums ranging from $25,000 per year to $500,000 per year under the applicable agreements) during the terms of such agreements, which ranges from 5 to 6 years. The Company has agreements outstanding that have been entered into during the normal course of business that may become a purchase commitment or other commitment in the future. The Company is also required to pay royalties on net sales of certain products and services under the license and supply agreements at rates that range from mid single-digit to low double-digit percentage. The Company is also party to a non-exclusive sublicense agreement that provides the Company with a non-exclusive sublicense to certain patent rights. During the term of the agreement, the Company is required to pay royalties at a low single-digit percentage rate on net revenue of products and services that are covered by the licensed patent rights. This agreement also contained a provision for a $0.2 million payment upon a change of control or IPO event, which the Company paid in December 2021. For the years ended December 31, 2022 and 2021, the Company incurred an immaterial amount in royalty expense pursuant to these agreements.

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

Note 15 - Other income (expense), net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Grant revenue	$381	$2,667
R&D tax credit income	711	207
State income tax	(598)	(195)
Investment income	308	—
Change in fair value of warrants and loan commitment	—	(4,460)
Currency gain (loss)	(79)	(6)
Net book value of asset disposed	(137)	(36)
Other income (expense)	(11)	195
Other income (expense), net	$575	$(1,628)
Note 16 - Net loss per share attributable to common stockholders
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options outstanding to purchase common stock	5,232,654	5,105,278
Unvested restricted stock awards	641,157	507,013
Note 17 - Related party transactions
As described in Note 7, the Company has a Credit Agreement with Perceptive Credit Holdings III, LP, which is a holder of Common Stock. There are no current receivables or payables due from or to Perceptive Credit Holdings III, LP as of December 31, 2022 and 2021.
Note 18 - Employee benefit plans
The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. The Company elected to match 3% of the participant’s contributions beginning in the year 2021. The Company recorded $0.9 million and $0.6 million of expense for company contributions during the years ended December 31, 2022 and 2021, respectively.

Note 19 - Subsequent events

On February 13, 2023, the Company obtained a waiver from Perceptive Credit Holdings III, LP, as administrative agent and lender under the Credit Agreement, of the minimum total revenue requirement for the twelve month period ended December 31, 2022 under the Credit Agreement.

On March 1, 2023, the Company obtained a waiver from Perceptive Credit Holdings III, LP, as administrative agent and lender under the Credit Agreement, pertaining to the existence of a “going concern” qualification in the accompanying opinion of the Company's auditors in its Annual Report on Form 10-K and any resulting event of default.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors (“Board”): Set forth below are names of the persons who, as of February 15, 2023, constituted our Board of Directors and their ages, and classifications as of that date.

Name	Age	Position(s)
Gregory P. Ho	70	Class I director
Daniel Wagner	52	Class I director
Adam Wieschhaus	39	Class I director
Nachum “Homi” Shamir	69	Class II director
James R. Heath	61	Class II director
Jason Myers	47	Class III director
John G. Conley	66	Class III director and Chairman of the Board
Sean Mackay	40	Class III director and CEO

Director Qualifications--Our Nominating and Governance Committee and our Board seek to assemble a board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct our business. To that end, our Board has identified and evaluated directors in the broader context of our Board’s overall composition, with the goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that our Board views as critical to effective functioning of our Board. The brief biographies below include information, as of the date of this annual report on Form 10-K regarding the specific and particular experience, qualifications, attributes or skills of each director.

Board Diversity--The following table summarizes the gender and demographic diversity of our Board:

Board Diversity Matrix for IsoPlexis Corporation
As of February 15, 2023
Total Number of Directors
Part I: Gender Identity	Female	Male	Non-Binary
Directors		8
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		6
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	1

The following is a brief biography of each director and a discussion of the specific experience, qualifications, attributes or skills of each director.

Gregory P. Ho has served as a member of our board of directors since 2014. Mr. Ho serves as President of Spring Mountain Capital, LP (“SMC”), an investment management firm that he co-founded with John L. Steffens in 2001. Previously, he was a Principal and Chief Financial Officer of McKinsey & Company, Inc. (“McKinsey”). During his 16 years with McKinsey, he led financial and tax planning for the firm and its worldwide partner group. Mr. Ho was also a member of the firm’s Investment Committee and a Trustee of McKinsey’s Profit-Sharing Retirement Plan. In these capacities, he oversaw the identification, evaluation, and selection of traditional and alternative asset managers and investments for over $1 billion of assets managed by the McKinsey Investment Office. After leaving McKinsey in 1998 and prior to co-founding SMC, Mr. Ho was a private investor and consultant. Prior to joining McKinsey, he was associated with the law firm of Donovan Leisure Newton & Irvine. Mr. Ho currently serves on the boards of ReNetX Bio, Inc. and AtlasXomics Inc. and is a member of the Advisory Board for Venture for America. He received a J.D. from Columbia Law School and a B.S. with honors in Administrative Science from Yale College. He is a member of the New York Bar and the California Bar. We believe that Mr. Ho is qualified to serve on our board of directors because of his financial expertise and experience in the venture capital industry.

Daniel Wagner has served as a member of our board of directors since 2014. Mr. Wagner has served as Senior Managing Director of Investments at Connecticut Innovations, Incorporated (“CI”) since 2007 and is an active board member of multiple life sciences companies. Mr. Wagner contributes to CI’s expertise in biotechnology with more than 10 years in the industry. He was previously employed by CuraGen Corporation, where he held a variety of scientific and operational management positions. He holds an M.B.A. and M.H.S. degree in Biomedical Sciences from Quinnipiac University, and a B.S. degree in Biology from the University of Dayton. We believe that Mr. Wagner is qualified to serve on our board of directors because of his extensive experience in the biotechnology and life sciences industries and experience serving as a member of other private and public company boards.

Adam Wieschhaus, Ph.D., CFA, has served as a member of our board of directors since 2021. Dr. Wieschhaus serves as a Director at Northpond Ventures, LLC (“Northpond Ventures”), a global science, medical, and technology-focused venture capital firm, since 2020, where he leads the firm’s work in life science research and development solutions, molecular diagnostics, and environmental sciences. Previously, Dr. Wieschhaus was a Vice President at Cowen and Company, where he covered the life science tools and diagnostics space from 2014 to 2020. Prior to Cowen, he conducted his postdoctoral studies at Tufts Medical School, where he developed and refined drug candidates across several therapeutic areas. Dr. Wieschhaus serves on the boards of directors of various private companies, including Inflammatix, Isolere Bio, Ori Biotech, SpeeDx, Torus Biosystems, Ultivue, and Vestaron. He holds a Ph.D. from the University of Illinois College of Medicine, a B.S. in biochemistry and molecular biology from University of Georgia, and is a CFA charterholder. We believe Dr. Wieschhaus is qualified to serve on our board of directors because of his financial, managerial, and scientific experience, coupled with his substantial experience as an investor in emerging tools and diagnostics companies.

James R. Heath, Ph.D., has served as a member of our board of directors since 2015. Dr. Heath has been president of the Institute of Systems Biology since 2018 and serves on the boards of PACT Pharma, Inc., a biotechnology company, and Indi Molecular, Inc., an emerging life sciences company. He is also a member of the Scientific Advisory Board of AtlasXomics Inc., a biotechnology company, and previously served on the board of Sofie Biosciences, Inc., a biotechnology company that he co-founded, from 2010 to 2020. Dr. Heath was the Elizabeth W. Gilloon Professor and Professor of Chemistry at Caltech from 2003 to 2018, and Professor of Molecular & Medical Pharmacology at the University of California, Los Angeles (UCLA), and Director of the National Cancer Institute’s NSB Cancer Center. He has founded or co-founded several companies, including NanoSys, MTI, and Indi Dx, and has served on the board of a number of organizations including the Board of Scientific Advisors of the National Cancer Institute. Dr. Heath graduated with a degree in Chemistry from Baylor University in Texas. He completed his Ph.D. in Physics and Chemistry from Rice University. He was awarded the 2000 Feynman Prize in Nanotechnology. He became a fellow of American Physical Society in 1999 and in 2009 he was named one of the seven most powerful innovators of the world by Forbes magazine. We believe that Dr. Heath is qualified to serve on our board of directors because of his extensive medical and scientific knowledge and track record of academic excellence.

John G. Conley has served as the chairman of our board of directors since 2014. Mr. Conley also serves on the board of Cognoptix, Inc., a biotechnology company, and Windgap Medical, Inc., a pharmaceutical company. Mr. Conley is also currently a partner at Gilliam Capital LLC, a life science investment firm he co-founded in 2007, and has been a member of Launchpad Venture Group since 2013. From 2015 to 2018, Mr. Conley served as the Chief Operating Officer of Entrepreneurship for All, a nonprofit that is accelerating economic and social impact through fostering entrepreneurship in mid-sized cities. He co-founded the RNA interference therapeutics company Alnylam Pharmaceuticals in 2002 where he held the position of Vice President, Strategy and Finance and Chief Financial Officer through to its successful IPO in 2004. Prior to that, he had over ten years of experience at Biogen where he served in several marketing, business development, sales and finance positions, including Country Manager – United Kingdom and Ireland, and Treasurer. He was a Manager at the strategy-consulting firm of Bain & Company for four years. Mr. Conley graduated with a B.S. in Economics from the University of Pennsylvania’s Wharton School and an M.B.A. from the Yale School of Management. He was a 2014 Fellow in the Advanced Leadership Initiative at Harvard University. We believe that Mr. Conley is qualified to serve on our board of directors because of his extensive leadership experience in the biotechnology and life sciences industries.

Sean Mackay, our co-founder, has served as our Chief Executive Officer and as a member of our board of directors since 2014. Mr. Mackay also serves on the board of AbbraTech, a biotechnology company. Previously, Mr. Mackay worked at Lazard, and advised on a number of transactions across industries, helping life sciences and medical device companies manage and reconfigure their capital structures to pursue various operational goals. Additionally, Mr. Mackay was part of Kleiner Perkins-incubated Lifesquare, which aimed to connect patients, payers, and providers through sharing essential healthcare information. Throughout his career, Mr. Mackay has focused on advising and building companies that can improve the healthcare ecosystem with breakthrough technology. Mr. Mackay has co-authored publications centered around immunology and is an inventor on various patents for single cell products. We believe that Mr. Mackay is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, his experience in the biotechnology and life sciences industry and his scientific knowledge.

Jason Myers, Ph.D., has served as a member of our board since 2021. Dr. Myers currently serves as the Chief Executive Officer and as a member of the board of GenapSys, a genomic sequencing technology company. From 2015 to 2020, Dr. Myers founded and served as CEO and member of the board of directors of ArcherDX, Inc., a genomics and oncology technology company. He later served as President and member of the board of directors of Invitae Corporation, a medical genetics company, following its acquisition of ArcherDX, where he led oncology strategy development from 2020 to 2021. Prior to founding ArcherDX, Dr. Myers led cross-functional platform and sequencing application development for Ion TorrentTM, which was acquired by Life Technologies in 2010. Dr. Myers received his Ph.D. in Molecular Pharmacology from Stanford University School of Medicine and a Bachelor of Science from Colorado State University. We believe Dr. Myers is qualified to serve on our board of directors because of his extensive experience in the biotechnology industry and experience scaling businesses and bringing innovative technologies to market.

Nachum “Homi” Shamir has served as a member of our board since August 2022. Mr. Shamir was most recently the Chairman and Chief Executive Officer of Luminex Corporation from 2014 through its sale to DiaSorin S.p.A. (“DiaSorin”) in 2021. Mr. Shamir continued to serve as President of Luminex after its sale to DiaSorin pursuant to a transition agreement with DiaSorin until June 2022. Additionally, Mr. Shamir has served as President and Chief Executive Officer of Given Imaging from 2006 through its sales to Covidien (now Medtronic) in 2014. Mr. Shamir currently serves on the Board of Directors of Strata Skin Sciences (Nasdaq: SSKN); and as Chairman of the Boards of Mediwound (Nasdaq: MDWD) and Cactuc Acquisiton Corp. (Nasdaq: CCTS). Mr. Shamir holds a Bachelor of Science degree from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. We believe Mr. Shamir is qualified to serve on our board of directors because of his extensive experience in the biotechnology industry, his experience leading and scaling businesses, and his experience serving as a member of other public company boards.

Executive Officers: Set forth below are the name, age and position of each of our executive officers as of February 15, 2023.

Name	Age	Position(s)
Sean Mackay	40	Chief Executive Officer, co-founder and director
John Strahley	56	Chief Financial Officer
Jing Zhou	53	Chief Scientific Officer
Richard W. Rew II	55	Senior Vice President, General Counsel & Secretary

Sean Mackay’s biography is included under the section titled “Board of Directors" above.

John Strahley has served as our Chief Financial Officer since 2019. Prior to joining the Company, Mr. Strahley served as Managing Director at Ironwood Capital (“Ironwood”), a private equity fund manager, from 2010 to 2019. Mr. Strahley is a financial services professional with diverse experience in operational and investment roles with early-stage and closely held private companies. As CFO, Mr. Strahley leads strategic planning and financial management and reporting across the organization. While a Managing Director at Ironwood, Mr. Strahley was responsible for originating, structuring and closing debt and equity investments. In this role, Mr. Strahley worked closely with portfolio company management teams on strategy and execution, financial reporting, fund raising and acquisition. Prior to his time at Ironwood, Mr. Strahley was a Senior Vice President at Webster Bank, where he helped launch the bank’s venture capital practice, built a loan sales and structuring group and during the 2008 financial crisis, led the credit administration group. Mr. Strahley began his career as a certified public accountant.

Jing Zhou, M.D., Ph.D., has served as our Chief Scientific Officer since 2020. Dr. Zhou served as our Senior Vice President of Translational Medicine from January 2019 to December 2019, Vice President of Immunology and Translational Medicine from January 2017 to December 2018, and Director of Immunology from January 2016 to December 2016. Working with the talented multidisciplinary teams at the Company, she is responsible for developing single cell assays for precisely profiling the functional properties and heterogeneity of immune cells using our IsoCode proteomics platform, and for discovery of predictive biomarkers as correlates of patient outcome to immunotherapies. Since joining the Company in 2015, she has led multiple studies with various biopharma and trial center leaders, particularly in the immuno-oncology space, to develop single cell polyfunctional metrics that can distinguish and predict patient response to CAR-T and antibody-based cancer immunotherapies. These novel findings have led to numerous presentations at prestigious scientific conferences including AACR, ASH, ASCO, SITC, FOCiS and high-impact publications in journals such as Blood and JITC. Prior to joining the Company, she was an immunologist at the Yale School of Medicine with expertise in defining phenotype and functionality of immune cells in diseased and healthy settings, with a good track record of 30+ scientific publications in leading journals. Dr. Zhou earned her medical degree in Clinical Medicine from Bengbu Medical College, M.S. and Ph.D. in Immunology from Shanghai Jiao Tong University, and has been the principal investigator of NIH, AHA and Yale University grants.

Richard W. Rew II has served as our Senior Vice President, General Counsel and Secretary since 2021. Prior to joining the Company, Mr. Rew served as Senior Vice President, General Counsel and Secretary from 2015 to 2021 and also served as Chief Compliance Officer from February 2021 to July 2021 at Luminex Corporation (“Luminex”), a biotechnology company now part of DiaSorin S.p.A. At Luminex, Mr. Rew was responsible for managing all legal, compliance and corporate development matters, including multiple acquisitions. Prior to his time at Luminex, Mr. Rew served as Senior Vice President, General Counsel and Secretary at ArthroCare Corporation, a publicly-traded medical devices company, from 2009 to 2014. In this role, he helped guide the company through a restatement process and successful resolution of a multi-year Department of Justice and SEC investigation and related shareholder class action litigation. Mr. Rew holds a J.D. from the University of Oklahoma and a B.A. from the University of Texas at Austin.

Corporate Governance:

Information Regarding Committees of the Board of Directors

Our Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Isoplexis.

The following table provides our committee membership for each Board committee and the number of meetings held by each committee in 2022.

Name	Audit	Compensation	Nominating and Governance
John G. Conley	X	—	X*
Nachum “Homi” Shamir	—	X	X
James R. Heath	—	—	X
Gregory P. Ho	X*	—	—
Jason Myers	—	X*	—
Daniel Wagner	X	—	—
Adam Wieschhaus	—	X	—
Total meetings in 2022	7	6	4
* Committee Chairperson

Audit Committee

The Audit Committee was established by our Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The purpose of the Audit Committee is assisting the board of directors’ oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditors’ qualifications and independence, and (4) the performance of the independent auditors and our internal audit function. The responsibilities of the Audit Committee include:

•appointment, compensation, retention and oversight of the work of our independent auditors and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or to perform audit, review or attestation service;

•pre-approval, or the adoption of appropriate procedures to pre-approve, all audit and non-audit services to be provided by our independent auditors;

•consideration of reports or communications submitted to the Audit Committee by our independent auditors, including reports and communications related to the overall audit strategy;

•meeting with management and our independent auditors to discuss the scope of the annual audit, to review and discuss our financial statements and related disclosures, to discuss any significant matters arising from any audit and any major issues regarding accounting principles and financial statement presentations;

•discussing with members of the legal department any significant legal, compliance or regulatory matters that may have a material effect on our financial statements, business or compliance policies; and

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee is currently comprised of three directors: Messrs. Ho, Conley and Wagner. Mr. Ho serves as the Chair of the Audit Committee. Our Board has adopted a written Audit Committee charter that is publicly available in the corporate governance section of our website at www.isoplexis.com.

Our Board reviews the definition of independence for Audit Committee members on an annual basis and has determined that Messrs. Ho, Conley and Wagner satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, and other SEC and Nasdaq listing standards, as applicable, including Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards.

Our Board has also determined that Messrs. Ho, Conley and Wagner qualify as an “audit committee financial experts,” as defined in applicable SEC rules. Our Board made a qualitative assessment of Messrs. Ho, Conley and Wagner’s level of knowledge and experience based on a number of factors, including Mr. Ho’s previous experience as a Chief Financial Officer, Mr. Conley’s experience running an investment firm, and Mr. Wagner’s experience as the managing director of an investment firm.

Compensation Committee

The Compensation Committee is currently comprised of three directors: Messrs. Myers, Shamir and Dr. Wieschhaus. Dr. Myers serves as the Chair of the Compensation Committee. Each of Dr. Myers, Dr. Wieschhaus and Mr. Shamir are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). Our Board has adopted a written Compensation Committee charter that is available to stockholders in the corporate governance section of our website at www.isoplexis.com.

The responsibilities of the Compensation Committee include:

•establishing and approving, and making recommendations to the board of directors regarding, performance goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and setting, or recommending to the full board of directors for approval, the Chief Executive Officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

•setting the compensation of our other executive officers, based in part on recommendations of the Chief Executive Officer;

•exercising administrative authority under our equity incentive plans and employee benefit plans;

•establishing policies and making recommendations to our board of directors regarding director compensation; and

•preparing a compensation committee report on executive compensation as may be required from time to time to be included in our annual proxy statements or annual reports on Form 10-K filed with the SEC.

Each year, our Compensation Committee reviews with management our executive compensation tables and accompanying narrative disclosure and considers whether to recommend that it be included in proxy statements and other filings.

Compensation Committee Processes and Procedures

The agenda for each meeting of the Compensation Committee is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the Senior Vice President of People Operations. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

In January 2022, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, IsoPlexis’s Compensation Committee engaged F. W. Cook as compensation consultants. F.W. Cook was selected because it is a well-known and respected national compensation consulting firm that commonly provides information, recommendations and other executive compensation advice to compensation committees and management. F. W. Cook developed recommendations that were presented to the Compensation Committee and ultimately, the Board for consideration. In 2022, the Compensation Committee requested that F.W. Cook:

•evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and

•assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of our Board (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting candidates for election to our Board, making recommendations to our Board regarding the membership of the committees of the Board, assessing the performance of management and our Board. The responsibilities of the Nominating and Governance Committee include:

•identifying and recommending director nominees, consistent with criteria approved by the board of directors;

•developing and recommending to the board of directors standards to be applied in making determinations as to the absence of material relationships between us and a director; and

•developing and recommending corporate governance guidelines to the board of directors.

The Nominating and Governance Committee is comprised of three directors: Mr. Conley, Dr. Heath and Mr. Shamir. Mr. Conley serves as Chair of the Nominating and Governance Committee. All members of our Nominating and Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Our Board has adopted a written Nominating and Governance Committee charter that is available to stockholders in the corporate governance section of our website at www.isoplexis.com.

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. Our Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, our Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, our Nominating and Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given our current needs and the needs of our Board, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, our Nominating and Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, our Nominating and Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

At this time, the Nominating and Governance Committee does not have a policy with regard to director candidates recommended by stockholders. Our Nominating and Governance Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board.

Code of Ethics

In August, 2021, we adopted our Code of Business Conduct and Ethics that applies to all officers, directors, employees and agents. The Code of Business Conduct and Ethics is available in the corporate governance section of our website at www.isoplexis.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, and on representations made to us, we believe that during the year ended December 31, 2022, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were timely complied with.

Item 11. Executive Compensation
IsoPlexis Executive Compensation

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two other most highly compensated executive officers. Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our shareholders.

Our named executive officers (“NEOs”) for 2022, which consist of our principal executive officer and our two other most highly compensated executive officers, were:

•Sean Mackay, our Chief Executive Officer;

•John Strahley, our Chief Financial Officer; and

•Richard Rew, Senior Vice President, General Counsel & Secretary.

Summary Compensation Table
The following table presents compensation awarded to, earned by and paid to our NEOs for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Nonequity Incentive Compensation ($)(2)	All Other Compensation $ (3)	Total ($)
Sean Mackay, Chief Executive Officer	2022	550,000	561,169	330,000	2,325	1,443,494
	2021	420,000	5,758,560	210,000	5,550	6,394,110
John Strahley, Chief Financial Officer	2022	375,000	192,931	112,500	7,450	687,881
	2021	325,000	774,000	113,750	5,362	1,218,112
Richard Rew, Senior VP, General Counsel & Secretary	2022	400,000	192,931	120,000	6,330	719,261
	2021	90,473	177,200	44,000	—	311,673
________________
(1)    The amounts reported here do not reflect the actual economic value realized by each NEO. In accordance with SEC rules, these columns represent the grant date fair value of shares underlying stock options, calculated in accordance with Accounting Standards Update 718, “Compensation—Stock Compensation (Topic 718).” For additional information, see note 2 in “Notes to the Consolidated Financial Statements” contained in this Form 10-K for the year ended December 31, 2022. The assumptions used in calculating the grant date fair value of the stock options reported in this table are set forth in Note 9 in "Notes to the Consolidated Financial Statements" contained in this Form 10-K for the year ended December 31, 2022.
(2)    Reflects annual incentive bonuses. See “—Annual Incentive Awards” below for more information.
(3)    This column reflects the amount of the Company’s matching contributions under our 401(k) plan

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program for the year ended December 31, 2022 as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined the Company. In determining compensation for our executive officers, we considered salaries provided to executive officers of our peer companies, each executive officer’s anticipated role criticality relative to others at the Company, and our determination of the essential need to attract and retain these executive officers. Shortly after the completion of our Initial Public Offering, the Compensation Committee reviewed the base salary of our Chief Executive Officer, Mr. Mackay, and determined to raise it from $420,000 annually to $550,000 annually, effective January 1, 2022. The Committee later raised Mr. Strahley’s base salary from $325,000 annually to $375,000 annually, also effective January 1, 2022.

Annual Incentive Awards

Each of our NEOs is eligible to receive an annual cash bonus, with the target opportunity expressed as a percentage of base salary and payable based upon the achievement of performance goals set annually by our board of directors. On January 25, 2023, the Board, after consultation with the Compensation Committee, unanimously authorized the payment of 2022 bonuses to the Named Executive Officers of 60% of each named executive officer’s target based on performance against the 2022 revenue targets and other performance factors determined by the Compensation Committee and the limitations set forth in the Agreement and Plan of Merger between the Company and Berkely Lights dated December 21, 2022. The Board authorized bonuses of $330,000 for Mr. Mackay; $112,500 for Mr. Strahley and $120,000 for Mr. Rew.

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans on the same terms and conditions as provided to our full-time employees generally. We generally do not provide our NEOs with perquisites or other personal benefits.

Retirement Benefits

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. The Company may elect to make matching or other contributions into participants’ individual accounts. The Company did not make any such contributions in 2020, but our board of directors has approved a 3% matching contribution beginning in respect of 2021. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Employment Agreements.

Of the Company's executive officers, only Messrs. Strahley and Rew are party to an offer letter with the Company (collectively, the “Offer Letters”). The Offer Letters provide for a lump sum payment equal to six months' base salary in the event of a termination of employment without “cause” within 12 months of a change of control, subject to execution and non-revocation of a general release in favor of IsoPlexis. For purposes of the Offer Letters, “cause” is not defined and is determined by IsoPlexis in its sole discretion. The Offer Letters include a requirement that each executive enters into IsoPlexis' customary Confidentiality, Non-Competition and Invention Assignment Agreement, which includes a perpetual confidentiality covenant and one-year post-employment non-competition and employee and consultant non-solicitation covenants.

Long-Term Incentive Awards

We have granted our NEOs from time to time stock options to purchase shares of our common stock, each with an exercise price equal to the fair market value of a share of our common stock on the date of grant and subject to the terms of our 2014 Stock Plan and 2021 Omnibus Incentive Compensation Plan (see “—Equity Plans” below) and the applicable award agreement. Generally 25% of the stock options granted to the NEOs vest upon the first anniversary of the vesting commencement date, with the remainder vesting in 36 equal monthly installments thereafter. Certain of Mr. Mackay’s stock options are also subject to performance goals. For more information on the stock options granted to our NEOs and any applicable performance goals, see “—Outstanding Equity Awards at Fiscal Year-End” and accompanying footnote disclosure below.

On March 31, 2022 the Company granted stock options to our Executive Officers as follows. Mr. Mackay was granted options to purchase 296,100 shares of the Company’s common stock at an option price of $3.43/share. The options were granted for a ten (10) year period with 25% vesting on the first anniversary of the date of the grant and the remainder vesting in 36 equal monthly installments thereafter. Mr. Strahley was granted options to purchase 101,800 shares of the Company’s common stock at an option price of $3.43/share. The options were granted for a ten (10) year period with 25% vesting on the first anniversary of the date of the grant and the remainder vesting in 36 equal monthly installments thereafter. Mr. Rew was granted options to purchase 101,800 shares of the Company’s common stock at an option price of $3.43/share. The options were granted for a ten (10) year period with 25% vesting on the first anniversary of the date of the grant and the remainder vesting in 36 equal monthly installments thereafter.

In the event a NEO terminates employment for any reason, all unvested stock options are forfeited, unless the NEO is terminated by the Company for cause, in which case both vested and unvested stock options are forfeited.

In connection with the Merger, each stock option (whether vested or unvested) held by an employee (including our NEOs) who continues employment with the Company following the effective time of the Merger will be, (i) if the exercise price is less than the average closing sale price for a share of the Company's common stock, rounded to the nearest one-tenth of a cent, as reported on Nasdaq for the five most recent trading days ending on and including the third business day prior to the closing date of the Merger, assumed and converted generally on the same terms and conditions (including vesting) into a [Berkeley Lights] stock option (A) with respect to a number of shares of [Berkeley Lights] common stock determined by multiplying (x) the number of shares of the Company's common stock subject to such stock option (with performance-based vesting conditions, if applicable, deemed satisfied in full) immediately prior to the effective time of the Merger, by (y) the exchange ratio, and rounding the resulting number down to the nearest whole number of shares of [Berkeley Lights] common stock and (B) with an exercise price per share equal to the number obtained by dividing (x) the exercise price per share of the Company's common stock subject to such stock option immediately prior to the effective time of the Merger, by (y) the exchange ratio, and rounding the resulting number up to the nearest whole hundredth of a cent or (ii) if the exercise price is equal to or greater than the average closing sale price for a share of the Company's common stock, rounded to the nearest one-tenth of a cent, as reported on Nasdaq for the five most recent trading days ending on and including the third business day prior to the closing date of the Merger, canceled for no consideration at the effective time of the Merger.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Options Exercise Price ($)	Option Expiration Date
Sean Mackay	11/01/2015	19,834	—	0.28	10/31/2025
	10/05/2017	140,000	—	0.73	10/4/2027
	10/20/2016	52,000	—	0.44	10/19/2026
	1/16/2018	24,000	—	0.73	1/15/2028
	2/12/2018	48,000	—	0.73	2/11/2028
	6/29/2018	52,000	—	0.73	6/28/2028
	9/27/2018	40,000	—	0.73	9/26/2028
	12/14/2018	96,000	—	0.96	12/13/2028
	04/15/2020	680,000 (2)	—	1.03	4/14/2030
	6/21/2021	279,000	465,000	4.81	6/20/2031
	3/31/2022	0	296,100	3.43	3/20/2032
John Strahley	12/04/2019	20,000	25,000	1.03	12/03/2029
	6/21/2021	37,500	62,500	4.81	6/7/2031
	3/31/2022	—	101,800	3.43	3/30/2032
Richard Rew	12/6/2021	10,000	30,000	8.02	12/5/2031
	3/31/2022	—	101,800	3.43	3/30/2032
________________
(1)    These stock options are subject to the time-based vesting schedule described above in “—Long Term Incentive Awards.”

(2)    These stock options were granted subject to the achievement of certain 2020 revenue targets. In December 2020 our board of directors accelerated the vesting of these stock options.

Director Compensation for 2022

In August 2021, prior to our initial public offering, we adopted our Non-Employee Director Compensation Program. Our Non-Employee Director Compensation Program is intended to attract and retain, on a long-term basis, exceptional directors. We intend to periodically evaluate our Non-Employee Director Compensation Program as part of our regular review of our overall compensation strategy.

Under our Non-Employee Director Compensation Program, each non-employee director receives cash and equity compensation for services on our board of directors. We also reimburse our non-employee directors for reasonable out-of-pocket and documented expenses incurred in attending meetings of the board of directors or any committee thereof. Each non-employee director is entitled to receive an annual retainer of $40,000, payable quarterly in arrears. In addition, the non-executive chair of our board of directors, committee chairs and committee members are entitled to receive the following additional annual retainers, payable quarterly in arrears:

•$30,000 for the non-executive chair of our board of directors;
•$15,000 for the chair of our Audit Committee;
•$8,000 for the chair of our Nominating and Governance Committee;
•$10,000 for the chair of our Compensation Committee;
•$7,500 for each other member of our Audit Committee;
•$4,000 for each other member of our Nominating and Governance Committee; and
•$5,000 for each other member of our Compensation Committee.

Each person who becomes a non-employee director will receive an automatic initial award of a number of stock options to purchase shares of our common stock determined by dividing $374,000 by the grant date closing price of our common stock. This initial award will vest in equal monthly installments over approximately three years, subject to the non-employee director continuing in service through each applicable vesting date. Additionally, on the date of each annual meeting of our stockholders following the effective date of our Non-Employee Director Compensation Program, each non-employee director continuing in service after the meeting will automatically be granted a number of stock options to purchase shares of our common stock determined by dividing $187,000 by the grant date closing price of our common stock. Such annual grants will vest on the earlier of (i) the first anniversary of such grants and (ii) the day prior to the date of the next annual meeting following the applicable grant date, in each case, subject to such non-employee director continuing in service through the vesting date.

The following table summarizes the compensation paid with respect to the fiscal year ended December 31, 2022 to each of the Company’s non-employee directors:

Name	Fees earned of paid in cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
John G Conley	79,277	103,321	—	182,598
Michael Egholm	42,935	103,321	—	146,256
James R. Heath	44,953	103,321	—	148,274
Gregory P. Ho	53,206*	103,321	—	156,527
Nachum “Homi” Shamir	5,326	206,645	—	211,971
Jason Myers	45,440	103,321	—	148,761
Daniel Wagner**	45,951**	—	—	45,951
Adam Wieschhaus	—	—	—	—
Siddhartha Kadia	37,664	103,321	—	140,985
(1) We utilize the grant date fair value using the Black-Scholes method as described in Note 9 to the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
*Paid to Spring Mountain Capital, LP in lieu of Mr. Ho;
** paid to Connecticut Innovations, Incorporated in lieu of Mr. Wagner

In connection with the Merger, each stock option held by a non-employee director (whether vested or unvested) that is either (i) vested or (ii) would become vested solely as a result of the consummation of the Merger, will be exercisable through the date that is ten days prior to the effective time of the Merger. To the extent any such IsoPlexis stock options are unexercised following such date, they will be canceled for no consideration at the effective time.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Potential Payments Upon Termination or Change in Control

Other than Mr. Strahley’s and Mr. Rew’s severance payments described above in the section titled “—Employment Agreements,” none of our NEOs are entitled to any payments or benefits that are payable upon termination or in connection with a change in control of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of our common stock as of February 6, 2023 by:
•each director;

•each of our named executive officers;

•each stockholder known by us to be beneficial owners of more than 5% of outstanding common stock; and

•all of our current directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under the rules of the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 6, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Except as otherwise indicated in the footnotes to the following table, to our knowledge all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Except as otherwise indicated, the address for each stockholder listed below is c/o IsoPlexis Corporation, 35 NE Industrial Rd, Branford, CT 06405.

Name and address of beneficial owners	Shares Beneficially Owned as of February 6, 2023	Percent Owned
5% stockholders:
Entities affiliated with Northpond Ventures, LP(1)	8,808,531	21.8%
Entities affiliated with Spring Mountain Capital, LP(2)	6,064,661	15.0%
Entities affiliated with Perceptive Advisors LLC(3)	4,906,872	12.2%
Entities affiliated with North Sound Ventures, LP (4)	3,644,418	9.0%
Connecticut Innovations, Incorporated(5)	2,731,449	6.8%
Danaher Innovation Center LLC(6)	1,976,791	4.9%
Directors and named executive officers:
Sean Mackay(7)	2,565,891	6.5%
John Conley(8)	310,905	*
James Heath (9)	327,435	*
Gregory Ho(10)	6,153,708	15.5%
Jason Myers(11)	105,713	*
Nachum Shamir(12)	247,095	*
John Strahley(13)	215,450	*
Richard W. Rew II (14)	58,783	*
Daniel Wagner	—	—%
Adam Wieschhaus	—	—%
All Directors and Executive Officers as a Group (11 persons) (15)	10,122,455	25.5%

*    Less than 1%
________________

(1)    Represents aggregate amount of beneficially owned shares of IsoPlexis common stock as reported in a Schedule 13D Amendment No. 1 filed by Northpond Ventures, LP (“Northpond LP”), Northpond Ventures GP, LLC (“Northpond GP”), Northpond Capital, LP (“Northpond Capital”), Northpond Capital GP, LLC (“Northpond Capital GP”) and Michael P. Rubin on December 22, 2022. As of the date thereof, Northpond LP owned directly 6,727,570 shares of IsoPlexis common stock. Northpond LP has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares of IsoPlexis common stock held by it. As the general partner of Northpond LP, Northpond GP may be deemed to be the indirect beneficial owner of the 6,727,570 shares of IsoPlexis common stock beneficially owned by Northpond LP. Northpond GP has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares of IsoPlexis common stock held by Northpond LP. As of the date thereof, Northpond Capital owned directly 2,080,961 shares of IsoPlexis common stock. Northpond Capital has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares of IsoPlexis common stock held by it. As the general partner of Northpond Capital, Northpond Capital GP may be deemed to be the indirect beneficial owner of the 2,080,961 shares of IsoPlexis common stock beneficially owned by Northpond Capital LP. Northpond Capital GP has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares of IsoPlexis common stock held by Northpond Capital LP. Michael P. Rubin is the sole managing member of each of Northpond GP and Northpond Capital GP. As a result of the foregoing relationships, Mr. Rubin may be deemed to be the indirect beneficial owner of the 8,808,531 shares of IsoPlexis common stock beneficially owned by Northpond LP and Northpond Capital LP. Mr. Rubin has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares of IsoPlexis common stock held by Northpond LP and Northpond Capital LP. Each Reporting Person disclaimed beneficial ownership of the securities reported herein except to the extent of his or its pecuniary interest therein. The address of the entities mentioned in this footnote is 7500 Old Georgetown Road, Suite 850, Bethesda, MD 20814.

(2)    Represents aggregate amount of beneficially owned shares of IsoPlexis common stock as reported in a Schedule 13G filed by SMC Growth Capital II GP, LLC and affiliates on January 25, 2022. The securities are directly held by SMC Growth Capital Partners II, LP (“GCII”), SMC Private Equity Holdings, LP (“PEH”) and SMC Holdings II, LP (“Holdings”). SMC Growth Capital II GP, LLC, a Delaware limited liability company (“GCII GP”), is the general partner of GCII. SMC Private Equity Holdings G.P., LLC, a Delaware limited liability company (“PEH GP”), is the general partner of PEH. SMC Holdings II G.P., LLC, a Delaware limited liability company (“Holdings GP”), is the general partner of Holdings. Spring Mountain Capital G.P., LLC, a Delaware limited liability company (“SMC GP”), is the managing member of GCII GP and PEH GP. John L. Steffens and Gregory P. Ho each serve as a managing member of SMC GP and Holdings GP. The address of the entities mentioned in this footnote is 650 Madison Avenue, 20th Floor, New York, NY 10022.

(3)    Represents aggregate amount of beneficially owned shares of IsoPlexis common stock as reported in a Schedule 13G Amendment No. 1 filed by Perceptive Advisors LLC and affiliates on January 25, 2022. Neither Perceptive Advisors LLC (“Perceptive”) nor Joseph Edelman directly holds any shares of IsoPlexis common stock. Perceptive Life Sciences Master Fund, Ltd. (“Master Fund”) directly holds 3,554,587 shares of IsoPlexis common stock. Perceptive Credit Holdings III, LP (“Perceptive Credit Holdings III”)

directly holds 335,962 shares of IsoPlexis common stock and warrants exercisable for 811,374 shares of IsoPlexis common stock. PCOF EQ AIV III, LP (“PCOF”) holds directly 204,949 shares of IsoPlexis common stock. Perceptive Advisors LLC serves as the investment manager to the Master Fund. Perceptive Credit Advisors, LLC (“Perceptive Credit”) serves as the investment manager to Perceptive Credit Holdings III and PCOF. Mr. Edelman is the managing member of Perceptive Advisors LLC and Perceptive Credit. The address of Perceptive and Perceptive Credit is 51 Astor Place, 10th Floor, New York, New York 10003.

(4)    Based on the IsoPlexis voting agreement, includes 1,243,987 shares of IsoPlexis common stock held by North Sound Trading, LP (“NST”), 1,660,995 shares of IsoPlexis common stock held by Brian P Miller and Giovanna R Miller, JTWROS, 549,436 shares of IsoPlexis common stock held by The Miller Family 2011 Trust and 190,000 shares of IsoPlexis common stock held by Brian Paul Miller Roth Contributory IRA. As the general partner of NST and North Sound Ventures, LP (“NSV”), North Sound Management, Inc. (“NS Management”) may be deemed to beneficially own the shares held by NST and NSV. Brian Miller is the sole owner of NS Management and may be deemed to beneficially own the shares of IsoPlexis common stock beneficially owned by NS Management. The address of the entities mentioned in this footnote is 115 East Putnam Avenue, Greenwich, CT 06830.

(5)    Represents aggregate amount of beneficially owned shares of IsoPlexis common stock as reported in a Schedule G Amendment No. 1 filed by Connecticut Innovations, Incorporated (“CII”) on February 1, 2023. The address of CII is 470 James Street, Suite 8, New Haven, CT 06513.

(6)    Represents aggregate amount of beneficially owned shares of IsoPlexis common stock as reported in a Schedule 13G Amendment No. 1 filed on January 27, 2023. DHR Ventures LLC (“DV”) is a subsidiary of Danaher Corporation. Danaher Corporation may be deemed to beneficially own the shares of IsoPlexis common stock held by DV. The address of DV is 2200 Pennsylvania Avenue, N.W., Suite 800W, Washington, D.C. 20037.

(7)    Includes 1,651,525 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023.

(8)    Includes 174,965 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger.

(9)    Includes 327,435 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger.

(10)    Includes (a) 89,047 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger, and (b) 6,064,661 shares of IsoPlexis common stock directly held by SMC Growth Capital Partners II, LP (“GCII”), SMC Private Equity Holdings, LP (“PEH”) and SMC Holdings II, LP (“Holdings”). SMC Growth Capital II GP, LLC, a Delaware limited liability company (“GCII GP”), is the general partner of GCII. SMC Private Equity Holdings G.P., LLC, a Delaware limited liability company (“PEH GP”), is the general partner of PEH. SMC Holdings II G.P., LLC, a Delaware limited liability company (“Holdings GP”), is the general partner of Holdings. Spring Mountain Capital G.P., LLC, a Delaware limited liability company (“SMC GP”), is the managing member of GCII GP and PEH GP. Mr. Ho serves as a managing member of SMC GP and Holdings GP. Mr. Ho disclaims beneficial ownership, within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise, of such portion of the securities held by GCII, PEH and Holdings in which Mr. Ho has no pecuniary interest.

(11)    Includes 105,713 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger.

(12)    Includes 196,842 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger.

(13)    Includes 150,450 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023.

(14)    Includes 38,783 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023.

(15)    Includes (a) 2,753,760 shares of IsoPlexis common stock underlying stock options that are currently exercisable as of February 6, 2023 or vest within 60 days of February 6, 2023, including stock options that are being accelerated in connection with the proposed merger, and (b) 6,064,661 shares of IsoPlexis common stock directly held by SMC Growth Capital Partners II, LP, SMC Private Equity Holdings, LP and SMC Holdings II, LP, with respect to which Gregory P. Ho disclaims beneficial ownership, within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise, of such portion in which Mr. Ho has no pecuniary interest.

Securities Authorized for Issuance Under Equity Compensation Plans
The following summarizes our equity compensation plan and warrants outstanding at December 31, 2022:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,044,028	$3.61	1,898,687
Equity compensation plans not approved by security holders	—	—	—
Total	6,044,028	$3.61	1,898,687
See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements- Notes 7 and 9” for a description of our outstanding warrants and stock incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Described below are all transactions occurring since January 1, 2021 and all currently proposed transactions to which either we were a party and in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common stock, or any member of such person's immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Series D Convertible Preferred Stock Financing

In January 2021, we issued and sold an aggregate of 130,006 shares of our Series D redeemable convertible preferred stock at a purchase price of $76.92 per share for an aggregate purchase price of approximately $10.0 million to Northpond Ventures II, LP, an entity affiliated with Northpond Ventures, LP. All shares of our Series D redeemable convertible preferred stock converted to shares of common stock at IPO.

Credit Agreement and Guaranty

On December 30, 2020, we closed on a $50.0 million Credit Agreement with a significant equity investor. As of December 31, 2022, the entire credit agreement was drawn.

On December 28, 2022, the Company entered into a Fourth Amendment to Credit Agreement and Guaranty with Perceptive Credit Holdings, III, LP, pursuant to which the interest rate on borrowings was replaced from one-month LIBOR to forward-looking 30-day SOFR term rate (“Term SOFR”) as administered by CME Group Benchmark Administration Limited, plus the applicable margin. The minimum Term SOFR rate and applicable margin remain 1.75% and 9.50%, respectively, under the Fourth Amendment. The interest rate was 13.63% at December 31, 2022. Monthly payments of interest-only are due over the term of the loan with no scheduled loan amortization. Amounts borrowed are due and payable on the maturity date, December 30, 2025. The loan is secured by substantially all of the Company’s assets. Financial covenants include a $3.0 million minimum cash balance at all times and minimum revenue amounts measured on a quarterly basis. As of December 31, 2022, the Company was in compliance with the minimum cash balance requirement and was not in compliance with the total revenue covenant requirement and has obtained a waiver from the lender of this requirement. The Company has also obtained a waiver pertaining to the existence of a "going concern" qualification in the accompanying opinion of the Company's auditors in its Annual Report on Form 10-K and any resulting event of default.

In connection with the execution of the Credit Agreement, we issued to Perceptive Credit Holdings III, LP a warrant to purchase up to 97,504 shares of Series D redeemable convertible preferred stock at a price per share equal to $76.92. Upon closing of the IPO on October 12, 2021, the Series D redeemable convertible preferred stock warrant was converted into a warrant exercisable for a total of 811,374 shares of common stock with an exercise price of $9.62 per warrant share. In connection with the Third Amendment to the Credit Agreement dated March 30, 2022, warrants were reissued and the exercise price was changed from $9.62 per warrant share to $6.00 per warrant share.

Investors’ Rights Agreement

We are party to our Sixth Amended and Restated Investors’ Rights Agreement (the “Investor Rights Agreement”), dated as of December 30, 2020, with certain holders of our capital stock, including entities affiliated with Northpond Ventures, LP, Spring Mountain Capital, LP, Perceptive Advisors LLC, Connecticut Innovations, Incorporated and Danaher Innovation Center LLC. The Investor Rights Agreement provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of capital stock be covered by a registration statement that we are otherwise filing, subject to certain exceptions. The registration and associated rights will expire no later than five years following the completion of our initial public offering (i.e. October 2026). All other rights set forth in the Investor Rights Agreement terminated immediately prior to the completion of our initial public offering.

Right of First Refusal and Co-Sale Agreement

We were party to our Sixth Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal Agreement”), dated as of December 30, 2020, under which we have a right of first refusal, and certain holders satisfying an ownership threshold of redeemable convertible preferred stock have a right of first refusal and co-sale, with respect to shares of capital stock that certain stockholders propose to sell to third parties. Entities affiliated with Northpond Ventures, LP, Spring Mountain Capital, LP, Perceptive Advisors LLC, Connecticut Innovations, Incorporated and Danaher Innovation Center LLC are among the parties to the Right of First Refusal Agreement. This Agreement terminated upon completion of the Company’s initial public offering.

Voting Agreements

We were party to our Sixth Amended and Restated Voting Agreement (the “Voting Agreement”), dated as of December 30, 2020, under which certain holders of our capital stock, including Sean Mackay, our Chief Executive Officer, and entities affiliated with Northpond Ventures, LP, Spring Mountain Capital, LP, Perceptive Advisors LLC, Connecticut Innovations, Incorporated and Danaher Innovation Center LLC, have agreed to the manner in which they will vote their shares on certain matters, including the election of directors. See “Management—Board Composition.” In connection with this offering, the Voting Agreement will terminate following completion of this offering and none of our stockholders will have any special rights regarding the election or designation of any members of our board of directors or the voting of our capital stock. This Agreement terminated upon completion of the Company’s initial public offering.

Concurrently with the execution of the Merger Agreement, we entered into a voting agreement (the “Merger Voting Agreement”) with certain holders of our capital stock, including Sean Mackay, our Chief Executive Officer, and entities affiliated with Northpond Ventures, LP, Spring Mountain Capital, LP, Perceptive Advisors LLC and Connecticut Innovations, Incorporated. Pursuant to the Merger Voting Agreement, each such stockholder agreed, among other things, (i) to vote all of the shares of our common stock held by such stockholder in favor of adoption of the Merger Agreement and the approval of the transactions contemplated by the Merger Agreement and against alternative transactions and (ii) subject to certain exceptions, not to transfer shares of our common stock held by such stockholder during the term of the Merger Voting Agreement.

Indemnification

We provide indemnification to our directors and officers so that they will be free from undue concern about personal liability in connection with their service to us. Under our Amended and Restated Bylaws and Certificate of Incorporation, we are required to indemnify our directors and officers to the extent not prohibited under Delaware or other applicable law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of IsoPlexis, and otherwise to the fullest extent permitted under Delaware law and our Amended and Restated Bylaws and Certificate of Incorporation.

Related Person Transactions Policy and Procedures

We have adopted a written Related Person Transactions and SEC Compliance Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of our Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits of the transaction to us and whether any alternative transactions were available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.

Independence of the Board of Directors
As required under Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board has affirmatively determined that all our directors, with the exception of Sean Mackay, our Chief Executive Officer and President, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board found that none of these directors had a material or other disqualifying relationship with IsoPlexis.

Our Board considered the relationships between such directors and certain of our investors and determined that such relationships did not affect such directors' independence under Nasdaq listing standards, or, where applicable, under SEC rules.
Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by Deloitte & Touche LLP, our principal accountant.

	For the Year Ended
(in thousands)	12/31/2022	12/31/2021
Audit Fees (1)	$997	$1,754
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$997	$1,754
(1)    Audit fees for 2022 and 2021 consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by independent registered public accounting firm in connection with regulatory filings and were $997,000 and $846,000 respectively. The audit fees for the fiscal year ended December 31, 2021 also include fees for professional services provided in connection with our initial public offering, including comfort letters, consents and review of documents filed with the SEC which totaled $908,000.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

Our Audit Committee has determined that the services other than audit services rendered by Deloitte & Touche LLP during the fiscal year ended December 31, 2022 are compatible with maintaining the principal accountant’s independence.

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

3.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 21, 2022, among IsoPlexis Corporation, Berkeley Lights, Inc. and Iceland Merger Sub Inc.	8-K	001-40894	2.1	December 21, 2021

3.1	Eighth Amended and Restated Certificate of Incorporation of IsoPlexis Corporation	8-K	001-40894	3.1	October 13, 2021

3.2	Amended and Restated Bylaws of IsoPlexis Corporation	8-K	001-40894	3.2	October 13, 2021

4.1	Form of Common Stock Certificate of IsoPlexis Corporation	S-1/A	333-258046	4.1	August 20, 2021

4.2§	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 2020, by and among IsoPlexis Corporation and the other parties thereto	S-1/A	333-258046	4.2	August 20, 2021

4.3	Warrant Certificate, dated as of December 30, 2020, by and between IsoPlexis Corporation and Perceptive Credit Holdings III, LP	S-1	333-258046	4.3	July 20, 2021

4.4	Description of Capital Stock	10-K	001-40894	4.4	March 30, 2022

4.5	Amended Warrant Certificate by and between IsoPlexis Corporation and Perceptive Credit Holdings III, LP dated March 30, 2022	10-K	001-40894	4.5	March 30, 2022

10.1	Credit Agreement and Guaranty, dated as of December 30, 2020, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P., as administrative agent, and the other parties thereto	S-1	333-258046	10.1	July 20, 2021

10.2	First Amendment to Credit Agreement and Guaranty, dated as of May 27, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	S-1	333-258046	10.2	July 20, 2021

10.3§	Amended and Restated License Agreement, dated as of November 28, 2015, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.3	July 20, 2021

10.4§	Amendment to the License Agreement, dated as of December 19, 2016, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.4	July 20, 2021

10.5§	Second Amendment to the License Agreement, dated as of January 8, 2018, by and between IsoPlexis Corporation and Yale University	S-1	333-258046	10.5	July 20, 2021

10.6§	License Agreement, dated as of March 8, 2017, by and between IsoPlexis Corporation and the California Institute of Technology	S-1	333-258046	10.6	July 20, 2021

10.7§	Patent Purchase Agreement, dated as of May 12, 2021, by and among QIAGEN Sciences, LLC, QIAGEN GmbH and IsoPlexis Corporation	S-1	333-258046	10.7	July 20, 2021

10.8†	Offer Letter, dated November 18, 2019, by and between IsoPlexis Corporation and John Strahley	S-1	333-258046	10.8	July 20, 2021

10.9§	Third Amendment to the License Agreement, executed on July 22, 2021 and effective as of April 10, 2021, by and between IsoPlexis Corporation and Yale University	S-1/A	333-258046	10.10	August 20, 2021

10.10†	Letter Agreement, dated July 22, 2021, by and between IsoPlexis Corporation and Jason Myers	S-1/A	333-258046	10.13	August 20, 2021

10.11†	IsoPlexis Corporation 2014 Stock Plan	S-1/A	333-258046	10.14	August 20, 2021

10.12†	Form of Notice of Grant under the IsoPlexis Corporation 2014 Stock Plan	S-1/A	333-258046	10.15	August 20, 2021

10.13†	IsoPlexis Corporation Non-Employee Director Compensation Program	S-1/A	333-258046	10.18	August 20, 2021

10.14	Form of Indemnification Agreement	S-1/A	333-258046	10.19	September 23, 2021

10.15†	IsoPlexis Corporation 2021 Omnibus Incentive Compensation Plan	S-8	333-260161	99.2	October 8, 2021

10.16†	IsoPlexis Corporation 2021 Employee Stock Purchase Plan	S-8	333-260161	99.3	October 8, 2021

10.17†	Offer Letter, dated September 27, 2021, by and between IsoPlexis Corporation and Richard W. Rew II	8-K	001-40894	10.1	October 13, 2021

10.18†	Notice of Restricted Stock Award Agreement under the 2021 Omnibus Incentive Compensation Plan	10-Q	001-40894	10.21	November 12, 2021

10.19†	Notice of Stock Option Award Agreement under the 2021 Omnibus Incentive Compensation Plan	10-Q	001-40894	10.22	November 12, 2021

10.20	Second Amendment to Credit Agreement and Guaranty, dated as of October 29, 2021, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	8-K	001-40894	10.1	November 1, 2021

10.21	Third Amendment to Credit Agreement and Guaranty, dated as of March 30, 2022, by and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto	10-K	001-40894	10.24	March 30, 2022

10.22*
Fourth Amendment to Credit Agreement and Guaranty, dated as of December 28, 2022, bu and among IsoPlexis Corporation, Perceptive Credit Holdings III, L.P. as administrative agent, and the other parties thereto

10.23	Limited Waiver, dated November 8, 2022, by and among IsoPlexis Corporation, Perceptive Credit Holdings, L.P., as administrative agent, and the other parties thereto	10-Q	001-40894	10.1	November 10, 2022

10.24	Voting Agreement, dated as of December 21, 2022, among Berkeley Lights, Inc., Iceland Merger Sub Inc., IsoPlexis Corporation and the stockholders party thereto	8-K	001-40894	10.1	December 21, 2022

10.25	Voting Agreement, dated as of December 21, 2022, among IsoPlexis Corporation, Berkeley Lights, Inc., Iceland Merger Sub Inc. and the stockholders party thereto	8-K	001-40894	10.2	December 21, 2022

10.26*§	Amendment No. 1 to Patent Purchase Agreement, dated as of June 10, 2022, by and among QIAGEN Sciences, LLC, QIAGEN GmbH and IsoPlexis

10.27*	Limited Waiver, dated March 1, 2023, by and among IsoPlexis Corporation, Perceptive Credit Holdings, L.P., as administrative agent, and the other parties thereto

10.28	Limited Waiver, dated February 13, 2023, by and among IsoPlexis Corporation, Perceptive Credit Holdings, L.P., as administrative agent, and the other parties thereto	8-K	001-40894	10.1	February 16, 2023

14.1*	Code of Business Conduct and Ethics

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte and Touche LLP

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (contained in Exhibit 101)
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

IsoPlexis Corporation

By:	/s/ Sean Mackay
Name:	Sean Mackay
Title:	Chief Executive Officer and Co-Founder
Date:	March 2, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Sean Mackay	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	March 2, 2023
Sean Mackay

By:	/s/ John Strahley	Chief Financial Officer (Principal Financial Officer)	March 2, 2023
John Strahley

By:	/s/ Rajesh Khakhar	Vice President, Finance (Principal Accounting Officer)	March 2, 2023
Rajesh Khakhar

By:	/s/ John G. Conley	Chairman of the Board	March 2, 2023
John G. Conley

By:	/s/ James R. Heath	Director	March 2, 2023
James R. Heath

By:	/s/ Gregory P. Ho	Director	March 2, 2023
Gregory P. Ho

By:	/s/ Daniel Wagner	Director	March 2, 2023
Daniel Wagner

By:	/s/ Jason Myers	Director	March 2, 2023
Jason Myers

By:	/s/ Adam Wieschhaus	Director	March 2, 2023
Adam Wieschhaus

By:	/s/ Nachum Shamir	Director	March 2, 2023
Nachum Shamir